Form 10QSB
CONCEPTRONIC INC / DE
filed 1996-05-20
CIK 879986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


      For Quarter ended: March 31, 1996      Commission File Number: 0-19589
                               --------                              -------


                               CONCEPTRONIC, INC.
            --------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

            Delaware                                       02-0413153
   ----------------------------                  ----------------------------
 (State of other jurisdiction of              (I.R.S. Employer Identification
  incorporation of organization)                           Number)


       6 Post Road, Portsmouth, New Hampshire                        03801
   ---------------------------------------------                  ----------
     (Address of Principal Executive Offices)                     (Zip Code)


        Registrant's Telephone Number, including Area Code: 603-431-6262




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes:  X             No:
        -----               -----



     As of March 31, 1996, there were 1,700,000 shares of Common Stock of the Registrant outstanding.



                   THIS DOCUMENT IS A COPY OF THE FORM 10-QSB
                  FILED ON MAY 16, 1996 PURSUANT TO A RULE 201
                         TEMPORARY HARDSHIP EXEMPTION.

                               CONCEPTRONIC, INC.


                                      INDEX




Part I - Financial Statements:

         Item 1 -  Financial Statements


                   Condensed Balance Sheets -
                   March 31, 1996 (Unaudited) and December 31, 1995          3

                   Condensed Statements of Operations (Unaudited) -
                   Three Months Ended March 31, 1996 and April 2, 1995       4

                   Condensed Statements of Cash Flows (Unaudited)-
                   Three Months Ended March 31, 1996 and April 2, 1995       5

                   Notes to Condensed Financial Statements
                   (unaudited)                                               6


          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

Part II - Other Information

          Items 1 through 6                                                  9

          Signatures                                                        10

                               CONCEPTRONIC, INC.

                            Condensed Balance Sheets


                                                  March 31, 1996   Dec. 31, 1995*
                                                  --------------   -------------
     Assets                                         (Unaudited)
Current assets:
     Cash                                           $     9,944     $    10,101
     Accounts receivable, net                         2,434,127       2,830,146
     Inventories                                      4,395,933       3,240,066
     Other assets, current                              225,777         135,950
                                                    -----------     -----------
          Total current assets                        7,065,781       6,216,263

Property, plant and equipment, net                    1,507,067       1,521,915
Purchased software costs and other assets                57,626          76,611
                                                    -----------     -----------
                                                    $ 8,630,474     $ 7,814,789
                                                    ===========     ===========

     Liabilities and Stockholders' Equity

Current liabilities:

     Current portion long-term debt                 $    45,000     $    43,000
     Short-term borrowings                              961,715         844,605
     Accounts payable                                 1,817,038       1,167,875
     Accrued expenses and other liabilities             907,691         906,569
                                                     ----------      ----------
          Total current liabilities                   3,731,444       2,962,049
                                                    -----------     -----------

Long-term debt, excluding current portion             1,074,345       1,086,850
                                                    -----------     -----------

Stockholders' equity:
     Common stock $.01 par value                         17,000          17,000
     Additional paid-in capital                       5,199,747       5,199,747
     Retained earnings (accumulated deficit)         (1,392,062)     (1,450,857)
                                                    -----------     -----------
          Total stockholders' equity                  3,824,685       3,765,890
                                                    -----------     -----------
                                                    $ 8,630,474     $ 7,814,789
                                                    ===========     ===========

* Condensed from audited financial statements.

The accompanying notes are an integral part of these financial statements.

                               CONCEPTRONIC, INC.

                       Condensed Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                  March 31, 1996     April 2, 1995
                                                  --------------     -------------
Net sales                                           $3,930,676         $3,255,832
Cost of goods sold                                   2,799,754          2,331,625
                                                    ----------         ----------
     Gross profit                                    1,130,922            924,207


Selling, general and administrative expenses           915,262            713,008
Research and development expenses                       61,712             68,069
                                                    ----------         ----------

     Income from operations                            153,948            143,130


Other expense:
     Legal costs                                        50,104             68,029
     Interest expense, net                              45,049             22,811
                                                    ----------         ----------

     Income before income tax expense                   58,795             52,290

Income tax expense                                           -                  -
                                                    ----------         ----------

       Net income                                   $   58,795         $   52,290
                                                    ==========         ==========

Income per share                                    $      .03         $      .03
                                                    ==========         ==========

Weighted average number of shares
     outstanding                                     1,729,921          1,700,000
                                                    ==========         ==========



The accompanying notes are an integral part of these financial statements.

                                          CONCEPTRONIC, INC.

                                  Condensed Statements of Cash Flows
                                              (Unaudited)

                                                                   Three Months Ended
                                                              March 31, 1996   April 2, 1995
                                                              --------------   -------------
Cash flows from operating activities:
  Net income                                                   $    58,795         $ 52,290
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                                 82,949           88,517
      Changes in assets and liabilities:
        Accounts receivable                                        396,019          315,896
        Inventories                                             (1,155,867)        (374,463)
        Refundable income taxes and other assets                   (89,827)         (52,050)
        Accounts payable                                           649,163          135,782
        Accrued expenses and other liabilities                       1,122         (162,164)
                                                               -----------        ---------
          Net cash provided by (used for) operating activities     (57,646)          (3,808)
                                                               -----------        ---------



Cash flows used for investing activities:
  Additions to property, plant and equipment                       (49,116)          (1,945)
                                                               -----------        ---------


Cash flows used for financing activities:
  Proceeds from line of credit, net                                117,110                -
  Net repayments of current note payable                           (10,505)          (9,713)
                                                               -----------        ---------
          Net cash provided by (used for) financing activities     106,605           (9,713)

Net decrease in cash                                                  (157)          (7,850)

Cash at beginning of period                                         10,101           73,062
                                                               -----------        ---------

Cash at end of period                                          $     9,944        $  65,212
                                                               ===========        =========



The accompanying notes are an integral part of these financial statements.

                               CONCEPTRONIC, INC.

                          Notes to Financial Statements
                                   (Unaudited)

A)   Name of Business
     ----------------

     Conceptronic, Inc. (the "Company") manufactures and sells equipment used in the assembly and repair of printed circuit boards.

B)   Basis for Presentation
     ----------------------

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, filed with the Commission on March 29, 1996.

     At December 31, 1995, operating loss carry forwards of approximately $719,000 were available to offset future taxable income for income tax purposes.

     In the opinion of management of Conceptronic, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

C)   Earnings per Share
     ------------------

     Earnings per share is computed based on the weighted average number of common shares outstanding adjusted, when dilutive, for the number of shares issuable upon assumed exercise of stock options after the assumed repurchase of shares with the related proceeds.

D)   Litigation
     ----------

     On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics stated that it sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

     In August 1995, the presiding U.S. District Court judge issued a directed verdict of non-infringement in Conceptronic's favor regarding method patent #4,654,502. Additionally, a favorable decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronic's has appealed the non-infringement finding of patent #4,654,502.

     In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined; however, management of the Company believes the claim is without merit and that the Company will prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

                               CONCEPTRONIC, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED APRIL 2, 1995.

The Company had a net profit of approximately $59,000 for the three months ended March 31, 1996 compared to $52,000 for the three months ended April 2, 1995. Profits remained constant, with higher first quarter 1996 gross profits offset by higher selling costs.

Net sales in the first quarter of 1996 were approximately $3,931,000 compared to approximately $3,256,000 for the first quarter of 1995, an increase of approximately 21%. The increase is primarily due to sales of the Company's new Freedom HGR 2000 series rework station and reflow oven sales to US Robotics, a large computer modem manufacturer.

Bookings in the first quarter of 1996 were approximately $4,190,000, compared to approximately $2,818,000 in the first quarter of 1995, an increase of approximately 49%. Increasing demand for the Freedom HGR 2000 rework station and the Company's reflow oven products accounts for the bookings increase. Backlog as of March 31, 1996 was approximately $1,632,000 compared to approximately $1,810,000 as of April 2, 1995.

Gross profit margin was 29% of sales in the first quarter of 1996 compared to 28% for the first quarter of 1995. Profit margins remain constant, however, the Company is experiencing increasingly competitive pressures and price erosion in the Company's oven reflow products.

Selling, general and administrative expenses for the first quarter of 1996 were $915,000 compared to $713,000 for the first quarter of 1995. The increase was largely due to product promotion expenditures and the expension of the Company's sales and service organization.

Research and development expenditures for the first quarter of 1996 were $62,000 compared to $68,000 in the first quarter of 1995. The Company continues to spend the majority of its development dollars on it's reflow solder oven line and Freedom series rework stations.

Legal costs for the first quarter of 1996 were $50,000 compared to $68,000 for the same period in 1995. These costs were incurred in the Company's defense of the pending patent infringement appeal by Vitronics.

Net interest expense for the first quarter of 1996 was $45,000 compared to interest expense for the first quarter of 1995 of $23,000. The interest expense represents the mortgage interest on the Company's manufacturing and office facility and the Company's credit line. The increase in expense for the first quarter 1996 compared to 1995 is attributed to increased amounts outstanding under the credit line due to the need to fund working capital requirements.

This release contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The factors that could cause actual results to differ materially include the following: general economic conditions and growth rates in the SMT circuit manufacturing industry and related industries, including but not limited to the printed circuit board industry; competitive factors and pricing pressures; changes in product mix; changes in the seasonality of demand patterns; the timely development and acceptance of new products; inventory risks due to shifts in market demand; component constraints and shortages; risks of nonpayment of accounts receivable; ramp up and expansion of manufacturing capacity; and the risks described from time to time in the Company's SEC reports.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operations for the three months ended March 31, 1996 was $58,000 compared to net cash provided by operations of $4,000 in the first quarter of 1995. The change in cash from operations is due to the an increase in inventories to support on-time reflow oven deliveries and an increasing bookings rate for the Freedom HGR 2000 rework station. This use of cash flows was offset by higher vendor trade payables. Net cash used for investing activities in the first quarter of 1996 was $49,000 compared to $2,000 in the first quarter of 1995, for equipment additions Net cash flows provided by financing activities was $107,000 for the three months ended March 31, 1996 compared to net cash flows used in financing activities of $10,000 for the same period in 1995. The increase reflects proceeds of approximately $117,000 from the Company's working capital credit line.

The Company has a $1,000,000 demand line of credit with the First National Bank of Boston of which $962,000 was drawn down as of March 31, 1996.

The Company believes it has sufficient cash flows from operations, cash on hand, and its credit line to finance its business for the balance of the fiscal year.

                               CONCEPTRONIC, INC.
                                     PART II

                                Other Information

        Item 1: Legal Proceedings.

                The Company is involved in the following action:

                1. VITRONICS CORPORATION V. CONCEPTRONIC, INC. On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics stated that it sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

                In August 1995, the presiding U.S. District Court judge issued a directed verdict of non-infringement in Conceptronic's favor regarding method patent #4,654,502. Additionally, a favorable decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronic's has appealed the non-infringement finding of patent #4,654,502.

                In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined; however, management of the Company believes the claim is without merit and that the Company will prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

        Items 2 through 5:  Not Applicable

        Item 6:  Exhibits and Reports on form 8-K

                (a)  11a  Statement Regarding Computation of Per Share Earnings

                (b)  Reports on Form 8-K
                       none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Conceptronic, Inc.



         May 15, 1996                   By:  \\ Garry A. Prime
                                             ---------------------------
                                             Garry A. Prime
                                             Chief Executive Officer



         May 15, 1996                  By:   \\ William D. Gray
                                             ---------------------------
                                             William D. Gray
                                             Chief Financial Officer