Form 10QSB
period 1996-06-30
CONCEPTRONIC INC / DE
filed 1996-08-14
CIK 879986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

        For Quarter ended: June 30, 1996   Commission File Number: 0-19589
                           -------------                           -------


                               CONCEPTRONIC, INC.
         ---------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Delaware                                    02-0413153
    -----------------------------------            -------------------------
    (State of other jurisdiction of                  (I.R.S. Employer
    incorporation of organization)                   Identification Number)


    6 Post Road, Portsmouth, New Hampshire                     03801
- ---------------------------------------------              -------------
   (Address of Principal Executive Offices)                  (Zip Code)


        Registrant's Telephone Number, including Area Code: 603-431-6262



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(a) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes:   X        No:
          ---            ---


              As of June 30, 1996, there were 1,700,000 shares of
                  Common Stock of the Registrant outstanding.

                               CONCEPTRONIC, INC.


                                     INDEX

Part I - Financial Statements:

          Item 1 - Financial Statements

                   Condensed Balance Sheets -
                   June 30, 1996 (Unaudited) and December 31, 1995        3

                   Condensed Statements of Operations (Unaudited) -
                   Three Months and Six Months Ended June 30, 1996 and
                    July 2, 1995                                          4

                   Condensed Statements of Cash Flows (Unaudited)-
                   Six Months Ended June 30, 1996 and July 2, 1995        5

                   Notes to Condensed Financial Statements
                   (unaudited)                                            6

          Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations               7

Part II - Other Information

          Items 1 through 6                                               9

          Signatures                                                     10

                               CONCEPTRONIC, INC.

                            Condensed Balance Sheets

                                                       June 30, 1996  Dec. 31,1995*
                                                       -------------  -------------
      Assets                                            (Unaudited)

Current assets:
     Cash                                                $    10,945    $    10,101
     Accounts receivable, net                              2,735,217      2,830,146
     Inventories                                           4,201,404      3,240,066
     Other assets, current                                   208,856        135,950
                                                         -----------    -----------
          Total current assets                             7,156,422      6,216,263

Property, plant and equipment, net                         1,444,139      1,521,915
Purchased software costs and other assets                     35,831         76,611
                                                         -----------    -----------
                                                         $ 8,636,392    $ 7,814,789
                                                         ===========    ===========

      Liabilities and Stockholders' Equity

Current liabilities:
     Current portion long-term debt                      $    45,000    $    43,000
      Short-term borrowings                                  953,525        844,605
     Accounts payable                                      2,268,655      1,167,875
     Accrued expenses and other liabilities                  801,610        906,569
                                                         -----------    -----------
          Total current liabilities                        4,068,790      2,962,049
                                                         -----------    -----------

Long-term debt, excluding current portion                  1,063,451      1,086,850
                                                         -----------    -----------

Stockholders' equity:
     Common stock $.01 par value                              17,000         17,000
     Additional paid-in capital                            5,199,747      5,199,747
     Retained earnings (accumulated deficit)              (1,712,596)    (1,450,857)
                                                         -----------    -----------
          Total stockholders' equity                       3,504,151      3,765,890
                                                         -----------    -----------
                                                         $ 8,636,392    $ 7,814,789
                                                         ===========    ===========

* Condensed from audited financial statements.


The accompanying notes are an integral part of these financial statements.

                               CONCEPTRONIC, INC.

                       Condensed Statement of Operations
                                   (Unaudited)

                                                  Three Months Ended          Six Months Ended
                                                  ------------------          ----------------

                                                 June 30,     July 2,       June 30,      July 2,
                                                   1996         1995           1996         1995
                                                   ----         ----           ----         ----

Net sales                                      $3,629,586    $3,738,584   $7,560,262    $6,994,416
Cost of goods sold                              2,804,613     2,495,737    5,604,367     4,827,362
                                               ----------    ----------   ----------    ----------
     Gross profit                                 824,973     1,242,847    1,955,895     2,167,054


Selling, general and administrative expenses      906,267       880,553    1,821,529     1,593,561
Research and development expense                  162,933        89,237      224,645       157,306
                                               ----------    ----------   ----------    ----------

Income (loss) from operations                    (244,227)      273,057      (90,279)      416,187

Other expense:
     Legal costs                                   30,335       151,817       80,439       219,846
     Interest expense, net                         45,972        33,797       91,021        56,608
                                               ----------    ----------   ----------    ----------

Income (loss) before income tax expense          (320,534)       87,443     (261,739)      139,733

Income tax expense                                      -             -            -             -
                                               ----------    ----------   ----------    ----------

Net income (loss)                              $ (320,534)   $   87,443   $ (261,739)   $  139,733
                                               ==========    ==========   ==========    ==========


Net income (loss) per share                    $     (.19)   $      .05   $     (.15)   $      .08
                                               ==========    ==========   ==========    ==========


Weighted average number of shares
outstanding                                     1,700,000     1,700,000     1,700,000      1,700,000
                                               ==========    ==========   ===========    ===========



The accompanying notes are an integral part of these financial statements.

                               CONCEPTRONIC, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended
                                                                   June 30, 1996  July 2, 1995
                                                                   -------------  ------------

Cash flows from operating activities:
  Net income                                                        $ (261,739)     139,733
  Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
      Depreciation and amortization                                    168,708      177,034
      Changes in assets and liabilities:
          Accounts receivable                                           94,929      167,266
          Inventories                                                 (961,338)    (615,929)
          Refundable income taxes and other assets                     (72,906)     (52,354)
          Accounts payable                                           1,100,780     (704,116)
          Accrued expenses and other liabilities                      (104,959)      16,264
                                                                    ----------    ---------
             Net cash provided by (used for) operating activities      (36,525)    (872,102)
                                                                    ----------    ---------


Cash flows used for investing activities:
  Additions to property, plant and equipment                           (50,152)      (6,544)
                                                                    ----------    ---------


Cash flows used for financing activities:
  Proceeds from line of credit, net                                    108,920      831,539
  Net repayments of current note payable                               (21,399)     (15,484)

                                                                    ----------    ---------
             Net cash provided by (used for) financing activities       87,521      816,055

Net increase (decrease) in cash                                            844      (62,591)

Cash at beginning of period                                             10,101       73,062
                                                                    ----------    ---------

Cash at end of period                                               $   10,945    $  10,471
                                                                    ==========    =========

The accompanying notes are an integral part of these financial state

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

     In the opinion of management of Conceptronic, Inc. (the "Company"), the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

     In August 1995, the presiding U.S. District Court judge issued a directed verdict of non-infringement in Conceptronic's favor regarding method patent #4,654,502. Additionally, a favorable decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics' has appealed the non-infringement finding of patent #4,654,502. The United States Court of Appeals has subsequently reversed the trial court's judgment of non-infringement of claim 1 of patent #4,654,502 and remanded the case for further proceedings.

     In a related action, in July 1996, the United States Patent Office granted Conceptronic's request for a reexamination of Vitronics' patent #4,654,502 claim 1 and 2.

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

                               CONCEPTRONIC, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JULY 2, 1995.

The Company had a net loss of approximately $321,000 for the three months ended June 30, 1996 compared to a profit of $87,000 for the three months ended July 2, 1995. Second quarter 1996 loss was due to lower margins and higher research and development expenses compared to the second quarter for 1995.

Net sales in the second quarter of 1996 were approximately $3,630,000 compared to approximately $3,739,000 for the second quarter of 1995, a decrease of approximately 3%. Sales for the second quarter of 1996 were marginally impacted by the slowdown in bookings.

Bookings in the second quarter of 1996 were approximately $3,610,000, compared to approximately $4,344,000 in the second quarter of 1995, a decrease of approximately 17%. The Company experienced a sharp slowdown in bookings for its reflow oven line. However, management believes this slowdown was temporary with early third quarter bookings on the rise.

Gross profit margin was 23% of sales in the second quarter of 1996 compared to 33% for the second quarter of 1995. The Company is experiencing increasing competitive pressures brought on by over-capacity in the industry and the higher manufacturing costs required to meet customer expectations in product performance and reliability. However, management believes that the Company's position as a product leader will provide opportunities to increase margins.

Selling, general and administrative expenses for the second quarter of 1996 were $906,000 compared to $881,000 for the second quarter of 1995. The increase was largely due to product promotion expenditures and the expansion of the Company's sales and service organization.

Research and development expenditures for the second quarter of 1996 were $163,000 compared to $89,000 in the second quarter of 1995. The Company continues to spend the majority of its development dollars on its reflow solder oven line and Freedom series rework stations.

Legal costs for the second quarter of 1996 were $30,000 compared to $152,000 for the same period in 1995. These costs were primarily incurred in the Company's defense of the patent infringement appeal by Vitronics.

Net interest expense for the second quarter of 1996 was $46,000 compared to $34,000 for the second quarter of 1995. The interest expense represents the mortgage interest on the Company's manufacturing and office facility and the Company's credit line. The increase in expense for the second quarter 1996 compared to 1995 is attributed to increased amounts outstanding under the credit line due to the need to fund working capital requirements.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JULY 2, 1995.

The Company had a net loss of approximately $262,000 for the first half of 1996 compared to a net profit of $140,000 in the first half of 1995. Lower margins and higher research and development expenses contributed to the first half 1996 loss.

Net sales for the first half of 1996 were approximately $7,560,000 compared to $6,994,000 for the first half of 1995, an increase of 8%. The increase is primarily due to sales of the Company's Freedom HGR 2000 series rework station.

Bookings in the first half of 1996 were approximately $7,800,000 compared to $7,162,000 in the first half of 1995, a 9% increase. A large portion of the increase is due to the increasing demand for the Company's Freedom HGR 2000 rework station. Backlog as of June 30, 1996 was approximately $1,613,000 compared to approximately $2,416,000 as of July 2, 1995. Bookings decreased by $700,000 or 17% from second quarter 1995 compared to second quarter 1996 which affected the June 30, 1996 backlog.

Gross profit margin was 26% for the six months ended June 30, 1996 compared to 31% for the same period in 1995. The Company experienced a decline in second quarter 1996 margins due to increasing competitive pressures brought on by over-capacity in the industry and the higher manufacturing costs required to meet customer expectations in product performance and reliability.

Selling, general and administrative expenses for the six months ended June 30, 1995 were $1,822,000 compared to $1,594,000 for the same period in 1995. The increase is largely due to product promotion expenditures and the expansion of the Company's sales and service organization.

Research and development expenditures for the first half of 1996 were $225,000 compared to $157,000 in the first half of 1995. The Company continues to spend the majority of its development dollars on its reflow solder oven line and Freedom series rework stations.

Legal costs for the first half of 1996 were $80,000 compared to $220,000 for the first half of 1995. These costs were primarily incurred in the Company's defense of the patent infringement appeal by Vitronics.

Net interest expense for the first half of 1996 was $91,000 compared to $57,000 for the first half of 1995. The interest expense represents the mortgage interest on the Company's manufacturing and office facility and the Company's credit line. The increase in expense for the first half of 1996 compared to 1995 is attributed to increased amounts outstanding under the credit line due to the need to fund working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operations for the period ending June 30, 1996 was $37,000 compared to $872,000 for the period ending July 2, 1995. The change in cash from operations is due to the second quarter 1996 loss of $320,000, an increase in inventories to support on-time reflow oven deliveries and an increasing bookings rate for the Freedom HGR 2000 rework station. This use of cash flows was offset by higher vendor trade payables. Net cash used for investing activities for the first half of 1996 was $50,000 compared to $7,000 in the first half of 1995, 1996 additions include $30,000 for electrical service upgrades. Net cash flows provided by financing activities was $87,000 for the six months ended June 30, 1996 compared to net cash flows provided by financing activities of $816,000 for the same period in 1995. The decrease reflects changes in proceeds from the Company's working capital credit line.

The Company had a $1,000,000 demand line of credit with the First National Bank of Boston of which $954,000 was drawn down as of June 30, 1996. As of July 16, 1996, First National Bank of Boston increased the demand line to $1,500,000.

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

          In August 1995, the presiding U.S. District Court judge issued a directed verdict of non-infringement in Conceptronic's favor regarding method patent #4,654,502. Additionally, a favorable decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics' has appealed the non-infringement finding of patent #4,654,502. The United States Court of Appeals has subsequently reversed the trial court's judgment of non-infringement of claim 1 of patent #4,654,502 and remanded the case for further proceedings.

          In a related action, in July 1996, the United States Patent Office granted Conceptronic's request for a reexamination of Vitronics' patent #4,654,502 claim 1 and 2.

          In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined; however, management of the Company believes the claim is without merit and that the Company will prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

     Items 2 and 3:  Not Applicable

     Item 4:  Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Stockholders, held June 25, 1996, the Company's Stockholders elected William Barker, James Gerson, Daniel McCarthy, Richard Perkins, Jr., Garry Prime and John Rolls as Directors of the Company by the following vote: 1,486,031 voting for and 6,000 shares withheld. The Stockholders ratified the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1996, by the following vote: 1,478,031 voting for, 3,000 shares voting against and 11,000 shares abstaining.

     Item 5:  Not Applicable

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

                                      Conceptronic, Inc.


   August 12, 1996               By:  \\ Garry A. Prime
                                      ---------------------------------
                                      Garry A. Prime
                                      Chief Executive Officer


   August 12, 1996               By:  \\ William D. Gray
                                      ---------------------------------
                                      William D. Gray
                                      Chief Financial Officer

                                EXHIBIT INDEX




EXHIBIT                  DESCRIPTION
- -------                  -----------

 11 a                    Statement Regarding Computation of Per Share Earnings