Form 10QSB
period 1996-09-29
CONCEPTRONIC INC / DE
filed 1996-11-13
CIK 879986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934




   For Quarter ended: September 29, 1996     Commission File Number: 0-19589



                               CONCEPTRONIC, INC.
                 -----------------------------------------------
             (Exact name of Registrant as specified in its Charter)


                Delaware                                02-0413153
                --------                                ----------
     (State of other jurisdiction of                 (I.R.S. Employer
     incorporation of organization)                Identification Number)



  6 Post Road, Portsmouth, New Hampshire                      03801
  --------------------------------------                      -----
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


              As of September 29, 1996, there were 1,700,000 shares
                 of Common Stock of the Registrant outstanding.

                               CONCEPTRONIC, INC.

                                      INDEX

        Part I - Financial Statements:

               Item 1 - Financial Statements

                        Condensed Balance Sheets -
                        September 29, 1996 (Unaudited) and December 31, 1995        3

                        Condensed Statements of Operations (Unaudited) -
                        Three Months and Nine Months Ended September 29, 1996 and
                        October 1, 1995                                             4

                        Condensed Statements of Cash Flows (Unaudited)-
                        Nine Months Ended September 29, 1996 and October 1, 1995    5

                        Notes to Condensed Financial Statements
                        (unaudited)                                                 6

               Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                         7

        Part II - Other Information

                  Items 1 through 6                                                 9

                  Signatures                                                        10


                               CONCEPTRONIC, INC.

                            Condensed Balance Sheets

                                                 Sept. 29, 1996    Dec.31,1995*
                                                 --------------    ------------
      Assets                                      (Unaudited)


Current assets:
     Cash                                         $    11,703      $    10,101
     Accounts receivable, net                       3,057,218        2,830,146
     Inventories                                    3,683,927        3,240,066
     Other assets, current                            125,648          135,950
                                                  -----------      -----------
          Total current assets                      6,878,496        6,216,263

Property, plant and equipment, net                  1,388,189        1,521,915
Purchased software costs and other assets              14,035           76,611
                                                  -----------      -----------
                                                  $ 8,280,720      $ 7,814,789
                                                  ===========      ===========

      Liabilities and Stockholders' Equity

Current liabilities:

     Current portion long-term debt               $    45,000      $    43,000
     Short-term borrowings                          1,234,302          844,605
     Accounts payable                               1,383,767        1,167,875
     Accrued expenses and other liabilities           925,187          906,569
                                                  -----------      -----------
          Total current liabilities                 3,588,256        2,962,049
                                                  -----------      -----------

Long-term debt, excluding current portion           1,052,317        1,086,850
                                                  -----------      -----------

Stockholders' equity:
     Common stock $.01 par value                       17,000           17,000
     Additional paid-in capital                     5,199,747        5,199,747
     Accumulated deficit                           (1,576,600)      (1,450,857)
                                                  -----------      -----------
          Total stockholders' equity                3,640,147        3,765,890
                                                  -----------      -----------
                                                  $ 8,280,720      $ 7,814,789
                                                  ===========      ===========

* Condensed from audited financial statements

              The accompanying notes are an integral part of these
                         condensed financial statements.

                               CONCEPTRONIC, INC.

                                                Condensed Statements of Operations
                                                            (Unaudited)


                                                   Three Months Ended               Nine Months Ended
                                               --------------------------     ----------------------------

                                               September 29,    October 1,    September 29,      October 1,
                                                   1996           1995             1996            1995
                                               ------------     ---------     ------------       ---------

Net sales                                        $4,072,237     $3,895,469     $11,632,499      $10,889,885
Cost of goods sold                                2,940,339      2,642,265       8,544,706        7,469,627
                                                 ----------     ----------     -----------      -----------
     Gross profit                                 1,131,898      1,253,204       3,087,793        3,420,258


Selling, general and administrative expenses        870,532        762,517       2,692,061        2,356,078
Research and development expense                     69,932         89,360         294,577          246,666
                                                 ----------     ----------     -----------      -----------


Income from operations                              191,434        401,327         101,155          817,514


Other expense:

     Legal costs                                      9,227        296,916          89,666          516,762
     Interest expense, net                           46,211         36,154         137,232           92,762
                                                 ----------     ----------     -----------      -----------


Income (loss) before income tax
expense                                             135,996         68,257        (125,743)         207,990

Income tax expense                                      -              -               -                -
                                                 ----------     ----------     -----------      -----------

Net income (loss)                                $  135,996     $   68,257     $  (125,743)     $   207,990
                                                 ==========     ==========     ===========      ===========

Net income (loss) per share                      $      .08     $      .04     $      (.07)     $       .12
                                                 ==========     ==========     ===========      ===========

Weighted average number of shares outstanding
                                                  1,700,000      1,700,000       1,700,000        1,700,000
                                                 ==========     ==========     ===========      ===========




The accompanying notes are an integral part of these condensed financial statements.

                               CONCEPTRONIC, INC.

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                 Nine Months Ended
                                                         September 29, 1996    October 1,
                                                                                  1995
                                                         ------------------    ---------


Cash flows from operating activities:
    Net income (loss)                                       $(125,743)          $207,990
    Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
        Depreciation and amortization                         254,468            265,550
        Changes in assets and liabilities:
          Accounts receivable                                (227,072)           355,580
          Inventories                                        (443,861)          (970,702)
          Refundable income taxes and other assets             10,302             10,687
          Accounts payable                                    215,892           (677,245)
          Accrued expenses and other liabilities               18,618            (62,983)
                                                            ---------          ---------
            Net cash used for operating activities           (297,396)          (871,123)
                                                            ---------          ---------




Cash flows used for investing activities:
    Additions to property, plant and equipment                (58,166)            (6,544)
                                                            ---------          ---------


Cash flows used for financing activities:
    Proceeds from line of credit, net                         389,697            846,094
    Net repayments of current note payable                    (32,533)           (23,413)
                                                            ---------          ---------
            Net cash provided by financing activities         357,164            822,681

Net increase (decrease) in cash                                 1,602            (54,986)

Cash at beginning of period                                    10,101             73,062
                                                            ---------          ---------

Cash at end of period                                       $  11,703          $  18,076
                                                            =========          =========


The accompanying notes are an integral part of these condensed financial statements.

                               CONCEPTRONIC, INC.

                     Notes to Condensed Financial Statements
                                   (Unaudited)

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

     In the opinion of management of Conceptronic, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 29, 1996 and the results of its operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

                               CONCEPTRONIC, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO THREE MONTHS ENDED OCTOBER 1, 1995.

The Company had a profit of approximately $136,000 for the three months ended September 29, 1996 compared to a profit of $68,000 for the three months ended October 1, 1995. Higher third quarter 1996 profits was due to lower legal costs and increased sales volume offset by lower gross profit margins compared to the third quarter for 1995.

Net sales in the third quarter of 1996 were approximately $4,072,000 compared to approximately $3,895,000 for the third quarter of 1995, an increase of approximately 5%. A 15% increase in third quarter bookings compared to the same period in 1995 resulted in higher third quarter sales.

Bookings in the third quarter of 1996 were approximately $3,787,000, compared to approximately $3,295,000 in the third quarter of 1995, an increase of approximately 15%. Increased bookings for the Company's Freedom HGR 2000 rework station, accounts for the third quarter increase.

Gross profit margin was 28% of sales in the third quarter of 1996 compared to 32% for the third quarter of 1995. The Company is experiencing increasing competitive pressures brought on by over-capacity in the industry and the higher manufacturing costs required to meet customer expectations in product performance and reliability. However, the Company has initiated a price increase, which management expects will improve margins.

Selling, general and administrative expenses for the third quarter of 1996 were $871,000 compared to $763,000 for the third quarter of 1995. The increase was largely due to product promotion expenditures and the expansion of the Company's sales and service organization.

Research and development expenditures for the third quarter of 1996 were $70,000 compared to $89,000 in the third quarter of 1995. The Company continues to spend the majority of its development dollars on its reflow solder oven line and Freedom series rework stations.

Legal costs for the third quarter of 1996 were $9,000 compared to $297,000 for the same period in 1995. These costs were incurred in the Company's defense of the patent infringement suit with Vitronics.

Net interest expense for the third quarter of 1996 was $46,000 compared to $36,000 for the third quarter of 1995. The interest expense represents the mortgage interest on the Company's manufacturing and office facility and the Company's credit line. The increase in expense for the third quarter 1996 compared to 1995 is attributed to increased amounts outstanding under the credit line due to the need to fund working capital requirements.

NINE MONTHS ENDED SEPTEMBER 29, 1996 COMPARED TO NINE MONTHS ENDED OCTOBER 1, 1995.

The Company had a net loss of approximately $126,000 for the first nine months of 1996 compared to a net profit of $208,000 for the same period in 1995. Lower margins and higher operating expenses contributed to the 1996 loss offset by lower legal costs.

Net sales for the first nine months of 1996 were approximately $11,632,000 compared to $10,890,000 for the same period in 1995, an increase of 7%. The increase is primarily due to sales of the Company's Freedom HGR 2000 series rework station.

Bookings for the period ending September 29, 1996 were approximately $11,587,000 compared to $10,457,000 for the same period in 1995, an 11% increase. A large portion of the increase is due to the increasing demand for the Company's Freedom HGR 2000 rework station. Backlog as of September 29, 1996 was approximately $1,328,000 compared to approximately $1,815,000 as of October 1, 1995.

Gross profit margin was 27% for the nine months ended September 29, 1996 compared to 31% for the same period in 1995. The Company is experiencing a decline in 1996 margins due to increasing competitive pressures brought on by over-capacity in the industry and the higher manufacturing costs required to meet customer expectations in product performance and reliability. However, the Company has initiated a price increase, which management expects will improve margins.

Selling, general and administrative expenses for the nine months ended September 29, 1996 were $2,692,000 compared to $2,356,000 for the same period in 1995. The increase is largely due to product promotion expenditures and the expansion of the Company's sales and service organization.

Research and development expenditures for the first nine months of 1996 were $295,000 compared to $247,000 in the same period in 1995. The Company continues to spend the majority of its development dollars on its reflow solder oven line and Freedom series rework stations.

Legal costs for the first nine months of of 1996 were $90,000 compared to $517,000 for the same period in 1995. These costs were incurred in the Company's defense of the patent infringement suit with Vitronics.

Net interest expense for the first nine months of 1996 was $137,000 compared to $93,000 for the same period in 1995. The interest expense represents the mortgage interest on the Company's manufacturing and office facility and the Company's credit line. The increase in expense for 1996 compared to 1995 is attributed to increased amounts outstanding under the credit line to fund working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for operations for the period ending September 29, 1996 was $297,000 compared to $871,000 for the period ending October 1, 1995. The change in cash from operations is due to the year-to-date 1996 loss of $126,000, an increase in inventories to support on-time reflow oven deliveries and an increasing bookings rate for the Freedom HGR 2000 rework station and an increase in receivables reflecting the higher third quarter 1996 shipping rate. This use of cash flows was offset by higher vendor trade payables. Net cash used for investing activities for the nine months ended September 29, 1996 was $58,000 compared to $7,000 for the same period in 1995, 1996 additions include $30,000 for electrical service upgrades. Net cash flows provided by financing activities was $357,000 for the nine months ended September 29, 1996 compared to net cash flows provided by financing activities of $823,000 for the same period in 1995. The decrease reflects changes in proceeds from the Company's working capital credit line.

The Company has a $1,500,000 demand line of credit with the First National Bank of Boston of which $1,234,000 was drawn down as of September 29, 1996.

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

     Item 4: Not Applicable.

     Item 5: Not Applicable

     Item 6: Exhibits and Reports on form 8-K

               (a) 11a Statement Regarding Computation of Per Share Earnings

               (b)  Financial Data Schedule #27

               (c)  Reports on Form 8-K
                      none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Conceptronic, Inc.



         November 12, 1996           By: /s/ Reiner H. Bosselmann
                                        --------------------------------------
                                         Reiner H. Bosselmann
                                         Chief Executive Officer



         November 12, 1996           By: /s/ William D. Gray
                                        --------------------------------------
                                         William D. Gray
                                         Chief Financial Officer