Form 10KSB40
period 1996-12-31
CONCEPTRONIC INC / DE
filed 1997-03-31
CIK 879986

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         COMMISSION FILE NUMBER 0-19589
                            ------------------------

                               CONCEPTRONIC, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     02-0413153
       (State or other Jurisdiction of                       (I.R.S. Employer
        Incorporation or organization)                    Identification Number)

                               ONE CHURCH STREET,
                                   SUITE 302,
                              ROCKVILLE, MARYLAND
                    (Address of Principal executive offices)

                                     20850
                                   (Zip Code)
                            ------------------------

                                (301) 315 - 0027
              (Registrant's telephone number including area code)
                            ------------------------

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:  NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:

                                 Title of Class
                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     State issuer's revenues for its most recent fiscal year. $15,653,000

     As of March 19, 1997, 3,271,326 shares of Common Stock, $ .01 par value per share and 4,000,000 shares of Class A Common Stock, $ .01 par value per share, were outstanding. The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on March 19, 1997 was approximately $8,542,856.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement for its Annual Meeting of Stockholders to be held May 9, 1997 is incorporated by reference into Part III hereof.
================================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Conceptronic, Inc. (the Registrant or the Company), was organized as a Delaware corporation on June 1, 1987. Conceptronic designs, manufactures and markets specialized, computer-controlled capital equipment used in the surface mount electronics circuit assembly industry.

     The Company's conveyorized forced convection ovens are used for initial attachment of surface mount electronic components to printed circuit boards (PCB's) with epoxy or solder materials. The Company's rework systems are used to replace singularly failed components or their associated attachment sites. The Company's cleaning equipment is used for the removal of solder paste residues from stencils and bare circuit assemblies. This equipment is "batch" in nature (i.e., it does not include a conveyor). In addition, all cleaner products function without the use of CFC (chlorofluorocarbon) solvents. Instead, a special alcohol and water solvent is used.

     The Company's equipment is not intended for the "insertable component" manufacturing process (called "through-hole" manufacturing). The Company has specifically targeted the rapidly growing surface mount technology (SMT) manufacturing industry. In comparison to traditional through-hole manufacturing, SMT component mounting affords far greater electronic functionality with a significant reduction in size and weight of the PCB. Furthermore, this process improves overall PCB reliability and lowers manufacturing costs. SMT manufacturing is expanding rapidly in the automotive, computer, telecommunications, aerospace and medical electronic markets and the Company has a strong customer base in these areas. Furthermore, since the SMT manufacturing process differs greatly from the through-hole process, significant capital equipment purchases are required for its implementation.

     SMT manufacturing involves a PCB substrate, SMT components, an electronically-conductive attachment media (such as tin/lead solder paste) and a production line consisting of specific types of manufacturing equipment. In simplest terms, SMT component leads are mounted and attached onto one, or both sides of a circuit assembly (typically a PCB) so that the finished "circuit assembly" can be used for its intended computerized function.

     In the first step of the SMT manufacturing process solder "paste" is deposited onto metalized areas of the PCB using an automated stencil printer. The open areas of the stencil eventually clog with dried paste and must be cleaned. The Company's batch cleaners are used for this process. After stencil printing, SMT components and their leads are robotically placed onto the surface of the PCB. Next, a process must be performed to semi-permanently attach component terminations to the PCB for electrical continuity, long life and proper circuit function. This process is called mass reflow soldering. In this process, the solder paste and the circuit assembly are heated and cooled, under strict thermal conditions, to form solder "joints". The Company's computer-controlled, forced convection ovens are used for this part of the process. Finally, the components and solder joints are electrically tested. If a component and/or solder joint failure is indicated a rework step must be taken. The Company's computer-controlled rework/repair products are used for this part of the process.

     In 1987, the Company introduced its first line of computer-controlled rework systems. Initial versions were designed to operate using carefully directed forced convection heating. In 1991, the Company introduced a line of computer-controlled rework systems which operated utilizing pattern-specific (i.e., focused) infrared energy. In early 1994 the Company introduced its Freedom Series rework systems designed to process new DCA (direct chip attach) components such as BGA (ball grid array) and flip chip components in addition to standard SMT packages.

     In 1990, the Company's first line of technologically advanced conveyorized forced convection SMT processing ovens were developed and introduced. This line of ovens, known as the Discovery "Mark" Series, was designed to provide greater operating flexibility and heating efficiency than traditional infrared-based reflow ovens. In 1991, the Company introduced the capability to operate these ovens using a nitrogen-enriched atmosphere. This enabled the product line to penetrate an additional segment of the SMT soldering market. In late 1992, the Company introduced a new line of high velocity forced convection ovens - the HVC Series. These ovens were developed to further improve operating performance and to re-position the Company in the worldwide oven market. Reflow ovens are currently the Company's largest revenue generator. In early 1994, the company introduced a new low volume production/low cost forced convection oven called the J Series 60. In early 1995 a re-designed version of the J Series 60 was introduced (the Concept
60) to establish a new standard in thermal performance, operating reliability, cost and floor space requirements.

     During 1992, 1993 and 1994 the Company expanded the capabilities of its existing batch cleaning product line. Additional "modules" were added to the Atlantis Series, the Company's batch cleaning line, in order to address the post-soldered PCB cleaning market. All Atlantis cleaners are unique in that they use a water/bio-generated alcohol solvent blend.. Bio-generated alcohols are naturally derived from organic materials, clean equal to, or better than CFC's, are non-combustible in the cleaning system and emit very low levels of volatile organic compounds (VOC's).

     The Company attributes its growth to several factors: the continued drive to miniaturize PCB's for a wide range of products in the electronics industry; the establishment of strategic partnerships with customers, effective positioning of product lines in relation to the competition, significant repeat-order business and a growing worldwide distribution network of OEM and sales agents.

SERVICES, PRODUCTS AND THEIR MARKETS

     The Company's three principal product lines are:

          - CONVEYORIZED FORCED CONVECTION OVENS. Sophisticated, computer-controlled ovens used to mass reflow solder or epoxy attach electronic components onto printed circuit board surfaces under tightly controlled processing conditions.

          - REWORK SYSTEMS. Sophisticated, computer-controlled stations used in the removal and/or replacement of failed surface mounted components and/or individual solder joints on printed circuit boards and/or for the prototyping of new SMT printed circuit board designs.

          - BATCH CLEANERS. Low volume, PLC (programmable logic controller) controlled spray-based systems used to remove residual solder flux from PCB's before the soldering process and to remove residual solder paste from metal stencils.

     The Company believes that its product lines complement one another. In addition, all three product lines are marketed and sold through the same network of sales agents.

FORCED CONVECTION OVENS

     In reflow soldering, tens of thousands of connections can be formed simultaneously between surface mount component leads and the PCB surface. This operation must be performed under tightly controlled thermal conditions to avoid damage to the components and the PCB. As the PCB and components move on a conveyor system through the heating chamber of the oven, thermal energy is precisely delivered in controlled stages using heated forced gas convection. Forced convection is used due to its ability to transfer heat rapidly and uniformly with low required operating temperatures. Unlike traditional infared-dominant soldering ovens, this technique also protects sensitive devices from overheating.

     The Company's ovens utilize proprietary computer-control technology which incorporates Windows(TM) operating software, high velocity turbulent gas impingement and several patent pending methods for gas/flux management to maintain consistent flow levels (thermal performance) while in the presence of highly contaminating, flux by-products. The consistent thermal efficiency of these systems enables the processing of a wide range of PCB assemblies with minimal required oven parameter changes. These systems can be optionally operated with nitrogen gas at low oxygen levels within the heat chamber. The Company's forced convection ovens are easily integrated with other automated processing equipment used in the PCB assembly process, such as robotics component placement and in-line cleaning systems.

     The Company's conveyorized forced convection ovens also possess the following:

          - Dual track edge rail and belt transport conveyors. This feature enables the end-user to double processing throughput while minimizing the use of production space.

          - High velocity gas impingement for low required heating temperatures, greater safety fr om the possibility of PCB/component thermal damage, better cooling efficiency and reduced heater setting adjustments regardless of product mass.

          - Precise computerized monitoring and control of operating parameters for maximum circuit reliability and process control.

          - CIM (Computerized Intergrated Manufacturing) capability with other production equipment.

          - Nitrogen-rich processing atmosphere for reduced metal oxidation, solder ball reduction, improved solder wetting and reduced solder flux residues on PCB's.

          - Superior product cooling performance and low required maintenance in conjunction with the use of the Company's new gas-to-gas heat exchange/flux management options (patents pending).

     The Company currently offers four different oven models to address low, medium and high volume production users. Selling prices range from approximately $25,000 to $180,000 depending upon heat chamber length and options selected.

REWORK SYSTEMS

     The Company introduced its first rework system in 1987. These rework systems serve two basic tasks: the removal and subsequent replacement of defective or improperly attached components and/or to enable the user to prototype new circuit assemblies on a limited production basis. Although heating is localized in all rework applications, the computer-control technology utilized is similar to that which is used in the Company's reflow soldering ovens. For example, as in the Company's reflow ovens, all rework systems include a computerized PCB product profiling system that allows the end-user to heat product according to their unique processing guidelines.

     The Company offers a wide range of computer-controlled rework systems. Low-end systems are tabletop systems which heat component leads and PCB pads (i.e., solder connection areas) using localized forced convection or infrared energy. High-end systems incorporate semi-automatic component placement and removal capability. All models incorporate vision location/alignment capability. A video monitor included on the systems provides the operator with an accurate, magnified view of the component and associated attachment points to the PCB.

     High-end models are free-standing and are capable of handling very large PCB's and surface mount component packages which have minimal spacing between soldering areas. In 1994, the Company introduced a rework system called the Freedom HGR 2000. This system can solder and de-solder both traditional SMT components as well as the latest "flip chip" and "micro-BGA" packaging technologies. These new components utilize far less space, weigh less and provide increased functionality over traditional components. Standard rework systems are not able to process such devices.

     The Company makes an effort to work closely with key manufacturers so that technical enhancements or new products can be identified and instituted rapidly. The Company sells its rework systems at prices ranging from approximately $20,000 to $80,000 depending on component type, dimensions, PCB size and options selected.

NON-CFC BATCH CLEANING SYSTEMS

     In 1991, the Company commercially introduced its Atlantis Series of batch stencil cleaners. Initial systems were designed to clean solder paste residues from stencils used in the screen printing of solder paste onto PCB's. Stenciling of solder paste is a required step prior to SMT reflow soldering so that during the reflow soldering process, the addition of heat will cause solder joints to form only in designated areas. In addition, to maintain proper deposition of solder paste, stencils must be cleaned regularly to remove hardened residues on the stencil walls. The proprietary design features of Atlantis Series cleaners reduce waste generation and VOC emissions in comparison to competitive cleaner designs. In 1995, an advanced computerized control system was added to the Atlantis Series.

MANAGEMENT CHANGE

     In October 1996, Rainer H. Bosselmann joined the Company as Chairman of the Company's Board of Directors and Chief Executive Officer. Mr. Bosselmann replaced Garry A. Prime, who continues to be Vice Chairman of the Board of Directors and a director of the Company. Reference is made to Part III of this Form 10-KSB, incorporated herein by reference, for further information with respect to Mr. Bosselmann.

RECENT DEVELOPMENTS

     The Company is currently pursuing a strategic plan involving the diversification of its business through business acquisitions and/or other investments. Management of the Company believes that this diversification strategy will provide the potential for growth and profit. In this connection, on March 5, 1997, a wholly-owned subsidiary of the Company was merged with and into White Mountain Cable Construction Corp. ("White Mountain"). White Mountain is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. White Mountain will be operated as a wholly-owned subsidiary of the Company.

     In connection with the Company's diversification plans, the Company's management has had under review the possible advantages and disadvantages of pursuing an internal restructuring of the functions and operations of the Company. In pursuit of this strategy, and as discussed above, the Company effectuated the acquisition of White Mountain through a wholly-owned subsidiary of the Company, and the operations of White Mountain are now conducted by this wholly-owned subsidiary. The Company owns all of the outstanding capital stock of the subsidiary but presently operates its Conceptronic operating assets directly. In keeping with this strategy of internal restructuring, the Company has determined that it would be in the best interests of the Company and its stockholders for the Company to transfer all or substantially all of its Conceptronic, Inc. operating assets to a wholly-owned subsidiary which would also assume all of the liabilities of the Company. The Company would then change its name to "Arguss Holdings, Inc.", following which the newly-created wholly-owned subsidiary of the Company would adopt the name "Conceptronic, Inc."

     The Company believes that the new holding company structure would permit greater flexibility in the management and financing of new and existing business operations and would also facilitate the Company's entry into new businesses, the disposition of existing businesses and the formation of joint ventures or other business combinations with third parties. The Company currently contemplates that upon the consummation of any additional acquisitions or other investments, the acquired operations would also be placed into one or more corporate entities in exchange for the issuance and sale to the holding company of capital stock constituting all of the outstanding capital stock of each newly formed subsidiary. Each new subsidiary would consequently become a wholly-owned subsidiary of the holding company. The holding company's operations would then be conducted entirely by the newly formed wholly-owned subsidiaries.

     The transfer by the Company of all or substantially all of its Conceptronic, Inc. operating assets to a wholly-owned subsidiary and the change of the Company's corporate name are subject to the requisite approval of the Company's stockholders. The Company plans to seek such approvals at its Annual Meeting of Stockholders to be held on May 9, 1997.

PRODUCT DEVELOPMENT

     In 1996 the Company introduced its latest version Freedom rework system as well as its initial version of the Genesis, a gas-to-gas heat exchange cooling system for the Company's forced convection solder reflow ovens.

     The latest iteration of Freedom Series rework systems incorporate an enhanced vision and alignment capability. The Freedom system has the capability of processing the latest flip chip, micro-BGA, BGA and CGA, ("ball grid array"and "column grid array") components as well as standard SMT components. This system represents a complete design departure from previous rework products.

     The Company's new cooling system, Genesis, was designed to exceed the product cooling and flux management capabilities of all other air/nitrogen cooling systems while eliminating the need for water/propylene glycol chilled water heat exchange. Genesis cooling systems eliminate the need for hazardous waste handling and are able to maintain consistent cooling performance through its unique ability to resist flux clogging while improving solder joint reliability.

AVAILABILITY OF RAW MATERIAL

     The Company believes that all raw materials and components used in its manufacturing operations are readily available. The Company has not experienced any difficulty or delays in obtaining these items.

PATENTED AND PROPRIETARY TECHNOLOGY

     The Company relies primarily upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company has secured one patent for forced air rework technology and has patents pending in connection with the cooling and flux management technology used in its reflow soldering ovens.

SEASONALITY

     The Company has not experienced material seasonality in its business.

MARKETING AND SALES

     The Company targets its marketing efforts primarily to the computer, automotive, military/aerospace, telecommunications and SMT contract manufacturing industries. Traditionally, these industry segments utilize the most advanced SMT manufacturing techniques and capital equipment in order to remain competitive.

     The Company believes that it has established a reputation for providing innovative and reliable products that are well suited to advanced SMT manufacturing requirements. The Company seeks to maintain this reputation by continuing close relationships with key manufacturers and maintaining research and development activities which the Company believes allows it to respond quickly to important technological changes in the form of new or advanced products.

     For the year ended December 31, 1996, some of the Company's larger customers are Celestica, Inc., Chrysler Corporation, Ford Motor Company, Motorola, Inc., Philips Electronics Instruments Company, Sun Microsystems Computer Corp., and US Robotics Access Corp. No customer accounted for more than 10% of the Company's total revenue in 1996.

     For the year ended December 31, 1996 and 1995 international sales accounted for approximately 35% and 28% of the Company's net sales respectively. Although the Company has not experienced any significant problems from its international sales, the Company could encounter greater delays or costs in enforcing contracts with customers outside the United States should disputes arise, and the ability of the Company to offer competitively priced products outside the United States may be affected by currency fluctuations.

     The Company's principal marketing and promotional activities include attendance at industry trade shows, space advertising in various trade publications, publication of various technical articles in trade journals and proceedings and product-related presentations and demonstrations at the factory and in the field. The Company utilizes 17 independent sales representative organizations for North America and 14 independent distributors and representatives in other countries. In 1996 the Company opened an Asian Regional Sales office in Malaysia.

BACKLOG

     On December 31, 1996, the Company had purchase orders reflecting a backlog of $1,200,000, compared to a December 31, 1995 backlog of $1,400,000. All of the backlog at December 31, 1996 is expected to be shipped within the next twelve months. At present, most of the Company's customers pay within 50 to 60 days of billing.

COMPETITION

     Competition in the printed circuit board assembly equipment market is substantial, particularly in the area of convection ovens. The Company believes that the technological superiority of its products, together with its manufacturing philosophy and expertise, gives it a competitive advantage in the SMT assembly equipment industry. In addition, the Company believes it is a leading supplier of automatic and semi-automatic rework systems in the United States. However, there can be no assurance that the Company will be able to compete effectively against its competitors in the future.

     The Company believes that its primary competitors include BTU International, Electrovert USA Corporation, Vitronics Corporation and Heller Industries, Inc., in the conveyorized oven market. In the rework station market, the Company's primary competitors are Air-Vac Engineering, Co., Inc., SRT, Inc. Advanced Techniques, Inc. and A.P.E., Inc. In the batch cleaning market its competitors are Austin American Technology, EMC Global Technologies, Westek and Smart Sonic.

     The principal competitive factors in the PCB assembly equipment market are product performance, price, reliability and the ability to meet customer's delivery schedules. The Company believes that it competes favorably with respect to each of these factors.

RESEARCH AND DEVELOPMENT

     During the years ended December 31, 1996 and 1995, the Company expended approximately $385,000 and $442,000 respectively, or approximately 2.5% and 2.9% of its net sales for each respective year on research and product development.

     In 1995, expenditures involved development work on the Freedom HGR 2000, the new Concept 60 oven and other enhancements to the Company's reflow oven product line. In 1996, expenditures primarily involved work on the vision/alignment system of the Freedom Series systems, two new, patent pending, product cooling/flux management systems for the Company's reflow ovens, further enhancements to the dual-track conveyor systems and a new cable based, PCB center support system.

GOVERNMENT REGULATION

     There are presently no significant government regulations with respect to the Company's business.

EMPLOYEES

     As of December 31, 1996, the Company had 110 full-time employees and 3 part-time employees. Of these 113 employees, 5 are executive officers of the Company; 18 are involved in marketing and sales; 70 are involved in manufacturing operations; 3 are involved in research and product development; 2 are involved in purchasing; 10 are involved in engineering and 5 are employed in general and administrative activities. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking organization. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

FACILITIES

     The Company currently owns and maintains a manufacturing facility in Portsmouth, New Hampshire. This building, purchased by the Company in May 1992, has approximately 42,800 square feet of manufacturing and office space. Management expects this facility to provide adequate manufacturing capability for the foreseeable future. As of January 1, 1997, the Company leases and maintains its principal offices in Rockville, Maryland consisting of approximately 1,683 square feet of office space.

ITEM 3.  LEGAL PROCEEDINGS

     The company is involved in the following action(s):

     On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

     In August 1995, the U.S. District Court issued a directed verdict of non-infringement in the Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals subsequently reversed and remanded the case for further proceeding. A trial on the #4,654,502 patent is scheduled for May 1997.

     In related actions, in July 1996, the United States Patent Office granted the Company's request for a reexamination of Vitronics' patent #4,654,502 claim
1. In December 1996, the Company named Vitronics and its Chairman and CEO, James Manfield in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit and that claim 1 of U.S. Patent #4,883,301 was invalid, unenforceable and that the patent not infringed.

     In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined; however, management of the Company believes Vitronics' claims are without merit and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders of the Company, held on November 15, 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock, $.01 par value per share from 4,000,000 to 15,000,000 by the following vote: 1,642,440 voting for, 8,375 against, 5,700 abstaining and 43,485 shares not voted. The Stockholders also approved an amendment to the Conceptronic, Inc. 1991 Stock Option Plan to increase the number of shares of the Company's Common Stock issuable thereunder from 225,000 to 625,000 by the following vote: 1,247,763 voting for, 7,825 against, 5,700 abstaining and 384,777 represented broker non-votes.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock, $ .01 par value per share, trades on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol CNCP. For the periods reported below, the following sets forth the high and low sales price information for the Common Stock as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

     The Company has not paid dividends to its stockholders since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company intends to retain any earnings to finance growth.

                             HIGH        LOW
                             -----     -------
1996 Common Stock
First Quarter..............  $7.25     $5.25
Second Quarter.............  $7.00     $3.6875
Third Quarter..............  $5.00     $3.00
Fourth Quarter.............  $6.75     $3.75

                             HIGH        LOW
                             -----     -------
1995 Common
Stock First Quarter........  $2.375    $1.00
Second Quarter.............  $3.125    $1.75
Third Quarter..............  $4.00     $2.50
Fourth Quarter.............  $6.00     $3.375

     The closing price on NASDAQ on December 31, 1996 was $6.3125 per share of Common Stock. As of December 31, 1996, the Company had approximately 42 stockholders of record for its Common Stock.

     On November 25, 1996, the Company issued and sold 4,000,000 shares of its Class A Common Stock, $ .01 par value per share (the Class A Common Stock), at a price of $3.00 per share of Class A Common Stock in a private placement transaction. There is no public trading market for the Class A Common Stock. At December 31, 1996, the Company had approximately 103 stockholders of record for its Class A Common Stock. The shares of Class A Common Stock are subject to mandatory conversion by the Company, no later than July 25, 1997, into shares of the Company's Common Stock at the rate of one share of Common Stock for each outstanding share of Class A Common Stock.

     There are approximately 600 beneficial stockholders for the Company's Common and Class A Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements of the Company (including the Notes thereto) included elsewhere in this document.

GENERAL

     In 1996, the Company continued to invest in the areas of engineering, sales and marketing and product development to promote continued growth of the Company's two major product lines, reflow ovens and rework stations. In October 1996, Rainer H. Bosselmann joined the Company as Chairman of the Company's Board of Directors and Chief Executive Officer. Mr. Bosselmann replaced Garry A. Prime, who continues to be Vice Chairman of the Board of Directors and a director of the Company. In November 1996, the Company completed a private placement of its Class A Common Stock in which the Company received net proceeds of approximately $11,730,000. A portion of the proceeds were used by the Company in connection with the March 1997 acquisition of White Mountain Cable Construction Corp. and the remaining proceeds are to be used to finance potential business acquisitions and/or investments and for other corporate purposes.

RESULTS OF OPERATIONS

  1996 Compared to 1995

     The Company had net income of approximately $88,000 for the year ended December 31, 1996 ("Fiscal 1996") compared to net income of approximately $412,000 for the year ended December 31, 1995 ("Fiscal 1995"). The decrease is due to lower gross margins and higher selling expenses partially offset by a reduction in legal costs.

     Net sales in Fiscal 1996 were approximately $15,653,000 compared to approximately $15,028,000 in Fiscal 1995, an increase of approximately 4%. The increase in net sales is primarily attributable to increased market share in domestic and foreign rework systems partially offset by a reduction in cleaner system sales.

     Gross profit margin for Fiscal 1996 was approximately 28% of net sales compared to approximately 32% for Fiscal 1995. The reduction is due to higher material costs associated with improvements required to meet customer expectations in product performance and reliability. In addition, the Company increased its engineering staff by 25% with an associated increase in payroll related expenditures. In response to these higher costs, the Company initiated a fourth quarter 1996 price increase which management expects will improve margins. While no assurance can be given, the Company believes that its gross profit margin should improve if the Company continues to improve operating efficiency and gain market share.

     Selling, general and administrative expenses for Fiscal 1996 were approximately $3,628,000 compared to approximately $3,222,000 for Fiscal 1995, an increase of 13%. The increase is attributed to increased expenditures for advertising, product promotions, the opening of a new Asian Regional Sales office in Malaysia and a 28% increase in the sales and marketing staff.

     Research and development expenses for Fiscal 1996 were approximately $385,000 compared to approximately $442,000 in Fiscal 1995, a decrease of approximately 13%. The decrease is primarily attributable to the completion of development work on the Company's Concept 60 reflow oven.

     Legal costs for Fiscal 1996 were $98,000 compared to $535,000 for Fiscal 1995. These costs were incurred in the Company's defense of the patent infringement lawsuit. The Company incurred significantly higher costs in Fiscal 1995 related to the trial in U.S. District Court in August 1995.

     Interest income for Fiscal 1996 was approximately $57,000 compared to $6,000 for Fiscal 1995. The increase represents one month's interest income on the proceeds received from the November 1996 private offering of Class A Common Stock. Interest expense for Fiscal 1996 was approximately $237,000 compared to approximately $152,000 for Fiscal 1995, an increase of approximately 56%. The interest expense represents the mortgage interest on the Company's manufacturing and office facility and the Company's credit line. The increase in interest expense for Fiscal 1996 is attributed to increased amounts outstanding under the Company's credit line due to the need to fund working capital requirements. As of December 31, 1996, the Company had no borrowings against the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

     In 1995 the Company entered into an agreement with The First National Bank of Boston for a $1,000,000 demand line of credit for working capital requirements. The agreement was subsequently amended in July 1996 to $1,500,000. In November 1996, the Company completed a private placement of the Company's Class A Common Stock in which the Company received net proceeds of approximately $11,730,000. A portion of the proceeds were used by the Company in connection with the March 1997 acquisition of White Mountain Cable Construction Corp. and the remaining proceeds are to be used to finance potential business acquisitions and/or investments and for other corporate purposes.

     Net cash flows used by operations for Fiscal 1996 was approximately $438,000 compared to approximately $860,000 for Fiscal 1995. The largest use of cash was $893,000 for inventory and $203,000 for other current assets. The higher inventory levels cover long lead time parts, thereby supporting critical on-time delivery of the Company's products to its customers. Uses of cash flows for other current assets include prepaid amounts for new manufacturing software, trade show expenses and insurance premiums. Offsetting amounts for the use of cash flows were increases in accounts payable for new manufacturing software and inventory purchases, earnings of $88,000 and depreciation and amortization of $295,000.

     Net cash used by investing activities was approximately $96,000 for Fiscal 1996 compared with net cash flows used by investing activities of approximately $14,000 for Fiscal 1995. The increase is due to 1996 additions for major electrical upgrades, production equipment and computer hardware.

     Net cash flows provided by financing activities was approximately $10,842,000 for Fiscal 1996 compared to approximately $811,000 for Fiscal 1995. The increase is primarily due to approximately $11,730,000 received from the November 1996 private placement of the Company's Class A Common Stock offset by $845,000 repayment of the line of credit. As of December 31, 1996, the Company had no borrowings against the line of credit.

     The Company believes it has sufficient cash flows from operations, cash on hand, and availability under its credit line to finance its business for the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS

     See Item 13 and the Index therein for a listing of the financial statements included as a part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Items 9 to 12 are incorporated herein by reference to the Company's definitive proxy statement, for its 1997 Annual Meeting of Stockholders to be held May 9, 1997, to be filed with the Securities and Exchange Commission.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     The following is a list of the financial statements that are filed herewith:

                                                                               PAGE
                                                                            ---------
        Independent Auditors' Report.....................................
        Balance Sheets at December 31, 1996 and 1995.....................      15
        Statements of Operations for the years ended December 31, 1996
          and 1995.......................................................      16
        Statements of Stockholders' Equity for the years ended December
          31, 1996 and 1995..............................................      17
        Statements of Cash Flows for the years ended December 31, 1996
          and 1995.......................................................      18
        Notes to Financial Statements....................................   19 to 26

(A)(2) EXHIBITS

     The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Corporation as noted below:

EXHIBIT NO.                                         TITLE
------------   -------------------------------------------------------------------------------
 3(a)          Certificate of Incorporation, as amended, incorporated by reference as an
               Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
 3(a)(i)       Certificate of Designation Establishing Class A Common Stock, incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8
               (No. 333-19277).
 3(b)          Bylaws, as amended, incorporated by reference as an Exhibit to the Company's
               Registration Statement Form S-18 (No. 33-36142-B).
10(g)          Equipment Lease between the Company and Eaton Financial Corporation incorporated by reference as an Exhibit to the Company's Registration Statement
               on Form S-18 (No. 33-36142-B).
10(p)          Line of Credit Agreement dated May 1, 1995 between Company and The First
               National Bank of Boston incorporated by reference as an Exhibit to the
               Company's Form 10-KSB for 1995.

EXHIBIT NO.                                         TITLE
------------   -------------------------------------------------------------------------------
10(q)          Agreement and Plan of Merger, dated February 26, 1997, by and between Dennis A.
               Nolin, David Pouliotte, White Mountain Cable Construction Corp., Conceptronic,
               Inc. and White Mountain Acquisition Company, Inc. incorporated by reference to
               Exhibit 2 to the Company's Current Report on Form 8-K, dated March 5, 1997.
10(r)          Guarantee Agreement, dated March 5, 1997, by Conceptronic, Inc. in favor of
               Citizens Bank New Hampshire incorporated by reference to Exhibit 10 to the
               Company's Current Report on Form 8-K, dated March 5, 1997.
11             Statement regarding computation of per share earnings.
21             Subsidiaries of the Registrant.
23             Consent of KPMG Peat Marwick LLP.
27             Financial Data Schedule.

(A)(3) REPORTS ON FORM 8-K

     In a Report on Form 8-K, dated October 20, 1996, the Company reported under
Item 1, "Changes in Control of the Registrant", the issuance and sale by the Company of 4,000,000 shares of its Class A Common Stock and the election of Rainer H. Bosselmann as the Company's Chairman of the Board and Chief Executive Officer.

     In a Report on Form 8-K, dated March 5, 1997, the Company reported under
Item 2, "Acquisition or Disposition of Assets", the acquisition by the Company, through a wholly-owned subsidiary, of White Mountain Cable Construction Corp.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONCEPTRONIC, INC

                                          BY:    /s/ RAINER H. BOSSELMANN
                                             -----------------------------------
                                                    Rainer H. Bosselmann
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

               SIGNATURE                                TITLE                        DATE
----------------------------------------   -------------------------------      ---------------

        /s/ RAINER H. BOSSELMANN           President Executive Officer and      March 25, 1997
----------------------------------------              Director
          Rainer H. Bosselmann

           /s/ GARRY A. PRIME                         Director                  March 25, 1997
----------------------------------------
             Garry A. Prime

         /s/ WILLIAM A. BARKER                        Director                  March 25, 1997
----------------------------------------
           William A. Barker

          /s/ JAMES D. GERSON                         Director                  March 25, 1997
----------------------------------------
            James D. Gerson

      /s/ RICHARD S. PERKINS, JR.                     Director                  March 25, 1997
----------------------------------------
        Richard S. Perkins, Jr.

           /s/ JOHN A. ROLLS                          Director                  March 25, 1997
----------------------------------------
             John A. Rolls

          /s/ PETER L. WINSLOW                        Director                  March 25, 1997
----------------------------------------
            Peter L. Winslow

          /s/ WILLIAM D. GRAY              Principal Financial Officer and      March 25, 1997
----------------------------------------    Principal Accounting Officer
            William D. Gray

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
  Conceptronic, Inc.:

     We have audited the accompanying balance sheets of Conceptronic, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conceptronic, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ KPMG PEAT MARWICK LLP
Boston, Massachusetts
February 7, 1997
(except as to note 14, which is as of March 5, 1997)

                               CONCEPTRONIC, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                       1995            1996
                                                                    -----------     -----------
                                            ASSETS
Current assets:
     Cash.........................................................  $10,317,822          10,101
     Accounts receivable, trade, net of allowance for doubtful
      accounts of $50,000 and $75,000 in 1996 and 1995,
      respectively (note 13)......................................    2,917,016       2,830,146
     Inventories (note 3).........................................    4,133,367       3,240,066
     Other current assets.........................................      338,834         135,950
                                                                    -----------      ----------
          Total current assets....................................   17,707,039       6,216,263
                                                                    -----------      ----------
Property, plant and equipment (notes 4 and 5).....................    2,525,386       2,428,917
     Less accumulated depreciation................................    1,132,484         907,002
                                                                    -----------      ----------
          Property, plant and equipment, net......................    1,392,902       1,521,915
                                                                    -----------      ----------
Purchased software costs, net.....................................      --               48,040
Licensing rights, net.............................................        7,381          28,571
                                                                    -----------      ----------
                                                                    $19,107,322       7,814,789
                                                                    ===========      ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (note 5)...................  $    48,000          43,000
     Short-term borrowings (note 6)...............................      --              844,605
     Accounts payable.............................................    1,478,734       1,167,875
     Accrued expenses and other liabilities.......................    1,771,041         858,081
     Deferred income..............................................      --               48,488
                                                                    -----------      ----------
          Total current liabilities...............................    3,297,775       2,962,049
                                                                    -----------      ----------
Long-term debt, excluding current portion (note 5)................    1,037,937       1,086,850
                                                                    -----------      ----------
          Total liabilities.......................................    4,335,712       4,048,899
                                                                    -----------      ----------
Commitments and contingencies (notes 9 and 10)
Stockholders' equity (note 8):
     Preferred stock, $.01 par value. Authorized 1,000,000 shares;
      no shares issued and outstanding............................      --              --
     Common stock, $.01 par value. Authorized 15,000,000 shares...       57,000          17,000
     Additional paid-in capital...................................   16,077,467       5,199,747
     Accumulated deficit..........................................   (1,362,857)     (1,450,857)
                                                                    -----------      ----------
          Total stockholders' equity..............................   14,771,610       3,765,890
                                                                    -----------      ----------
                                                                    $19,107,322       7,814,789
                                                                    ===========      ==========

                See accompanying notes to financial statements.

                               CONCEPTRONIC, INC.

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                        1996            1995
                                                                     -----------     ----------
Net sales (note 13)................................................  $15,652,792     15,027,564
Cost of goods sold.................................................   11,258,630     10,269,990
                                                                     -----------     ----------
          Gross profit.............................................    4,394,162      4,757,574
Selling, general and administrative expenses.......................    3,627,888      3,221,928
Research and development expenses..................................      384,979        442,417
                                                                     -----------     ----------
          Income from operations...................................      381,295      1,093,229
                                                                     -----------     ----------
Other income (expense):
     Legal costs (note 10).........................................      (97,946)      (534,660)
     Interest income...............................................       56,976          5,514
     Interest expense..............................................     (236,909)      (152,158)
                                                                     -----------     ----------
                                                                        (277,879)      (681,304)
                                                                     -----------     ----------
Income before tax..................................................      103,416        411,925
Income taxes.......................................................       15,416         --
                                                                     -----------     ----------
          Net income...............................................  $    88,000        411,925
                                                                     ===========     ==========
Earnings per share.................................................  $       .04            .24
                                                                     ===========     ==========
Weighted average number of shares outstanding......................    2,082,266      1,729,921
                                                                     ===========     ==========

                See accompanying notes to financial statements.

                               CONCEPTRONIC, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                      COMMON STOCK                  ADDITIONAL                     TOTAL
                                  ---------------------               PAID-IN     ACCUMULATED   STOCKHOLDERS'
                                   SHARES      CLASS A    AMOUNT      CAPITAL       DEFICIT       EQUITY
                                  ---------   ---------   -------   -----------   -----------   -----------
Balance at December 31, 1994....  1,700,000      --       $17,000   $ 5,199,747   $(1,862,782)  $ 3,353,965
     Net income.................     --          --         --          --            411,925       411,925
                                  ---------   ---------   -------   -----------   -----------   -----------
Balance at December 31, 1995....  1,700,000      --        17,000     5,199,747    (1,450,857)    3,765,890
     Issuance of common stock...     --       4,000,000    40,000    10,877,720       --         10,917,720
     Net income.................     --          --         --          --             88,000        88,000
                                  ---------   ---------   -------   -----------   -----------   -----------
Balance at December 31, 1996....  1,700,000   4,000,000   $57,000   $16,077,467   $(1,362,857)  $14,771,610
                                  =========   =========   =======   ===========   ===========   ===========

                See accompanying notes to financial statements.

                               CONCEPTRONIC, INC.

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                        1996            1995
                                                                     -----------      --------
Cash flows from operating activities:
  Net income.......................................................  $    88,000       411,925
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization.................................      294,712       328,857
     Changes in assets and liabilities:
          Accounts Receivable......................................      (86,870)       63,934
          Inventories..............................................     (893,301)     (758,893)
          Other current assets.....................................     (202,884)      (30,262)
          Accounts payable.........................................      310,859      (827,415)
          Accrued expenses and other liabilities...................      100,460       (96,148)
          Deferred income..........................................      (48,488)       48,488
                                                                     -----------      --------
               Net cash used in operating activities...............     (437,512)     (859,514)
                                                                     -----------      --------
Cash flows from investing activities:
  Additions to property, plant and equipment.......................      (96,469)      (14,461)
                                                                     -----------      --------
               Net cash used by investing activities...............      (96,469)      (14,461)
                                                                     -----------      --------
Cash flows from financing activities:
  Proceeds from (repayment of) line of credit, net.................     (844,605)      844,605
  Repayments of long-term debt.....................................      (43,913)      (33,591)
  Issuance of common stock.........................................   11,730,220            --
                                                                     -----------      --------
               Net cash provided by financing activities...........   10,841,702       811,014
                                                                     -----------      --------
Net increase (decrease) in cash....................................   10,307,721       (62,961)
Cash, at beginning of year.........................................       10,101        73,062
                                                                     -----------      --------
Cash, at end of year...............................................  $10,317,822        10,101
                                                                     ===========      ========
Supplemental disclosure of cash paid for:
  Interest.........................................................  $   236,909       152,158
                                                                     ===========      ========
The Company incurred a non-cash reduction of $812,500 against additional paid-in capital with respect to the granting of various stock options in connection with the issuance of common stock during 1996.

                See accompanying notes to financial statements.

                               CONCEPTRONIC, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

(1) ORGANIZATION

     Conceptronic, Inc. (the "Company") manufactures and sells equipment used in the assembly and repair of printed circuit boards.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  (b) Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets.

     For income tax purposes, depreciation of office furniture and fixtures is calculated on accelerated methods over 5 to 7 years. Building, machinery and equipment are depreciated and amortized on an accelerated method over 3 to 31.5 years.

     The cost of maintenance and repairs is charged to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

  (c) Purchased Software Costs

     Purchased software costs are amortized on a straight-line method over three years.

  (d) Licensing Rights

     Licensing rights are amortized over the seven year license period on a straight-line method.

  (e) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     The application of the above has resulted in a net deferred tax asset before valuation allowance at December 31, 1996 and 1995. Based on the Company's historical operating results, the Company has fully reserved for these assets at both balance sheet dates.

  (f) Earnings Per Share

     Earnings per share is computed based on the weighted average number of common shares outstanding adjusted, when dilutive, for the number of shares issuable upon assumed exercise of stock options after the assumed repurchase of shares with the related proceeds.

  (g) Impairment of Assets

     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-

                               CONCEPTRONIC, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

  (h) Stock Option Plan

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  (i) Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3) INVENTORIES

     Inventories consist of the following:

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1996          1995
                                                                ----------     ---------
        Raw materials.........................................  $1,830,639     1,601,560
        Work in process.......................................   1,022,718       645,739
        Finished goods........................................   1,280,010       992,767
                                                                ----------     ---------
                                                                $4,133,367     3,240,066
                                                                ==========     =========

                               CONCEPTRONIC, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                             DECEMBER 31,
                                                        ----------------------    ESTIMATED
                                                           1996        1995      USEFUL LIVES
                                                        ----------   ---------   ------------
      Building........................................  $1,265,230   1,265,230     31.5 years
      Machinery and equipment.........................     678,420     651,544      3-7 years
      Office furniture and fixtures...................     581,736     512,143      4-7 years
                                                        ----------   ---------
                Property, plant and equipment.........  $2,525,386   2,428,917
                                                        ==========   =========

     The Company's building was financed principally through mortgages as set out in note 5.

(5) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                      DECEMBER 31,
                                                                 -----------------------
                                                                    1996         1995
                                                                 ----------   ----------
        Mortgage payable in equal monthly installments of
          $7,124, including interest at the prime rate plus
          1.5% payable through December 2002. At December 31,
          1996, the interest rate was 9.75%....................  $  577,911      605,414
        Subordinated mortgage payable to Granite State
          Development Corporation in equal monthly installments
          of $4,412, including annual interest at 7.07%,
          payable through February 2013........................     508,026      524,436
                                                                 ----------   ----------
                                                                  1,085,937    1,129,850
        Less current portion...................................      48,000       43,000
                                                                 ----------   ----------
                  Long-term debt, excluding current portion....  $1,037,937    1,086,850
                                                                 ==========   ==========

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1996, are as follows: 1997, $48,000; 1998, $52,479;
1999, $57,283; 2000, $62,536; 2001, $68,285 and thereafter, $797,354.

(6) SHORT TERM BORROWINGS

     In 1996, the Company amended its credit line agreement with The First National Bank of Boston that permits the Company to borrow up to $1,500,000 at the bank's prime rate. The Company had no borrowings against the line of credit at December 31, 1996.

                               CONCEPTRONIC, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

(7) INCOME TAXES

     The actual income tax for the years ended December 31, 1996 and 1995, differs from the "expected" tax computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income tax as follows:

                                                                    1996         1995
                                                                  --------     --------
        Computed "expected" tax.................................  $ 35,161      140,055
        Reduction in income tax resulting from:
             State income taxes, net............................    (3,263)       --
             Increase in deferred tax valuation allowance and
               movement in tax reserves.........................   (24,199)    (140,055)
             Other..............................................     7,717        --
                                                                  --------     --------
                                                                  $ 15,416        --
                                                                  ========     ========

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, are as follows:

                                                                   1996          1995
                                                                 ---------     --------
        Inventory..............................................  $ 159,966       69,300
        Allowance for doubtful accounts........................     21,000       31,500
        Tax loss and credit carryforward.......................    313,803      369,845
        Fixed assets...........................................     11,533       22,463
                                                                 ---------     --------
                  Total net deferred tax assets................    554,602      493,108
        Less valuation allowance...............................   (554,602)    (493,108)
                                                                 ---------     --------
                  Net deferred tax asset.......................  $  --            --
                                                                 =========     ========

     At December 31, 1996 and 1995, the Company had gross deferred tax assets of $554,602 and $493,108, respectively. These assets are primarily comprised of Federal and state net operating loss carryforwards and differences related to book and tax treatment of certain revenue and expense items. The Company has established a valuation allowance against the entire asset for both periods.

     At December 31, 1996, the Company has available, subject to restrictions caused by the ownership change discussed below and any subsequent ownership changes, Federal net operating loss carryforwards of approximately $650,000 and Federal investment tax credit carryforwards of approximately $85,000. These carryforwards expire during the years ended December 31, 2004 through 2010 if not used sooner. During 1996, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. The Company's tax net operating losses and credit carryforwards generated prior to the ownership change will be subject to an annual limitation which could cause utilization of a portion of the Company's carryforwards to be deferred for a several year period.

(8) STOCKHOLDERS' EQUITY

     The shares of Class A common stock were issued on November 26, 1996 and shall be entitled to participate on a share-for-share basis with the Company's common stock in dividends, distributions upon liquidation and all matters submitted to a vote of the shareholders other than those matters involving (i) the sale or other disposition of assets of the Company or (ii) the election of directors of the Company. The shares of Class A common stock shall be converted into shares of the Company's common stock six months from the date of issuance. The Company may extend this period by two months if certain product line divestitures are in process but not consummated. Each share of Class A common stock shall be converted into shares of common

                               CONCEPTRONIC, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

stock of the Company equal to $3.00 divided by the greater of (i) $3.00 or (ii) the net book value per share (as defined) of the Company as of the last day of the fiscal quarter preceding the conversion date.

  Stock Option Plan

     The Company established a stock option plan (the "Plan") in July 1991 pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan as amended in October 1996 authorizes the grant of options up to 625,000 shares of common stock. With the exception of the options described below all stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options except those described below, have ten year terms and vest and become fully exercisable one year from the date of grant.

     In connection with the consummation of the private placement of the shares of the Company's Class A common stock in November 1996, the Company granted to an individual, 150,000 options at $3.00 per share which have a five year term and vest and became fully exercisable at the date of grant. Also in connection with the private placement, the Company issued 100,000 options to another individual at $3.00 per share which have a ten year term and vest and became fully exercisable at the date of grant. The difference between the exercise price and the fair market value at the date of the grant of $6.25, multiplied by the number of options granted, has reduced additional paid in capital by $812,500. In addition, in November 1996, the Company granted to a certain director, 40,000 options at $3.00 per share which have a ten year term and vest and became fully exercisable at the date of grant.

     The Company applies APB No. 25 and related interpretations in for its stock option Plan. Accordingly, the compensation cost charged for the 40,000 options to a director set out above was $50,000 for 1996 (1995: nil). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     1996        1995
                                                                    -------     -------
        Net income
             As reported..........................................  $88,000     411,925
             Pro forma............................................  $22,884     386,155
        Earnings per share
             As reported..........................................  $   .04         .24
             Pro forma............................................  $   .01         .22

     Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

     The per share weighted average fair value of stock options granted in 1996 and 1995 was $4.19 and $2.02 on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 0.823; risk free interest rate of 6% and expected life of 2.8 years (1995: 3.5 years).

                               CONCEPTRONIC, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

     Stock options activity during the periods indicated is as follows:

                                                              NO. OF      WEIGHTED AVERAGE
                                                              SHARES       EXERCISE PRICE
                                                              -------     ----------------
        Balance December 31, 1994...........................  116,000          $ 3.60
             Granted........................................   30,000            3.35
             Exercised......................................    --            --
             Forfeited......................................   (8,500)           5.00
             Expired........................................    --            --
                                                              -------
        Balance December 31, 1995...........................  137,500            3.46
             Granted........................................  297,500            3.09
             Exercised......................................    --            --
             Forfeited......................................    --            --
             Expired........................................    --            --
                                                              -------
        Balance at December 31, 1996........................  435,000            3.21
                                                              =======

     At December 31, 1996, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

                                    WEIGHTED AVERAGE
EXERCISE PRICE    NO. OF OPTIONS     REMAINING LIFE
--------------    --------------    ----------------
    $ 2.50     ...      61,500          7.2 years
      3.00     ...     290,000                7.4
      3.88     ...      18,500                8.7
      4.26     ...      50,000                1.7
      5.00     ...       7,500                4.7
      6.50     ...       7,500                9.2
                      -------
                      435,000
                      =======

     At December 31, 1996 and 1995, the number of options exercisable was 427,500 and 107,500, respectively, and the weighted average exercise price of those options was $3.15 and $3.50, respectively.

     In connection with its December 1991 initial public stock offering ("IPO") the Company sold to the Underwriter of the IPO, for $.01 per warrant, warrants to purchase 95,000 shares of common stock. The exercise price is $7.20 per share, and the warrants are exercisable through December 1997.

(9) COMMITMENTS

     The Company leases equipment under various operating leases which expire through October 1997. Rental expense for the years ended December 31, 1996 and 1995 was $5,073 and $7,861, respectively. Future minimum lease payments under the operating leases are as follows:

           Year ending December 31:
                1997...........................................$3,825
                                                               ======



(10) LITIGATION

     On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics") one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

                               CONCEPTRONIC, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

     In August 1995, the U.S. District Court issued a directed verdict of non-infringement in Conceptronic's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals subsequently reversed and remanded the case for further proceeding. A trial on the #4,654,502 patent is scheduled for May 1997.

     In related actions, in July 1996, the United States Patent Office granted Conceptronic's request for a reexamination of Vitronics' patent #4,654,502 claim
1. In December 1996, the Company named Vitronics Corporation and its Chairman and CEO, in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit and that claim of U.S. Patent #4,883,301 was invalid, unenforceable and that the patent was not infringed.

     In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined; however, management of the Company believes Vitronics' claims are without merit and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

     Legal costs of $97,946 (1995 - $534,660) have been expensed during 1996 in relation to this action.

(11) 401(K) SAVINGS PLAN

     The Company has a 401(k) Savings Plan (the "Plan") for all employees over the age of 21, with three or more months of service. The participants may contribute up to 15% of their pretax, annual salary, not to exceed the maximum contribution limits established by the Internal Revenue Service. The Company may elect to match participant contributions at its discretion. The Company provided matching contributions amounting to $3,941 to the Plan during the year ended December 31, 1996. No matching contributions were made during the year ended December 31, 1995.

     The Company also provides for all administrative expenses related to the Plan. Administrative expenses amounted to $10,602 for the year ended December 31, 1996 (1995: $3,213).

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts receivable, short-term borrowings and accounts payable approximate fair values due to the short maturity of these instruments. The fair value of long-term debt approximates the carrying value because there have not been any material changes in market conditions or specific circumstances since the instruments were recorded.

(13) CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable, trade. Concentrations of credit risk with respect to accounts receivable are limited due to the number of geographically dispersed customers. Export sales for the years ended December 31, 1996 and 1995, were approximately 35% and 28% of net sales, respectively.

     The Company's four largest customers accounted for approximately 26% of net sales for the year ended December 31, 1996.

                               CONCEPTRONIC, INC.
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)
                           DECEMBER 31, 1996 AND 1995

(14) POST BALANCE SHEET EVENT

     On March 5, 1997, the Company announced the acquisition of White Mountain Cable Construction Corp. ("WMCC"). WMCC provides aerial construction and splicing services for both fiber optic and coaxial cable to the telecommunications industry. The purchase price is approximately $17.2 million to be satisfied by a combination of cash and the Company's common stock, plus the assumption of outstanding debt.

     The following unaudited pro forma results of operations give effect to the purchase of WMCC as if it occurred as of January 1, 1995. Such pro forma information reflects certain adjustments, including amortization of goodwill, adjustment for imputed interest, elimination of fees paid to an outside management group, income tax effects and an increase in the weighted average shares outstanding.

                                                                1996            1995
                                                             -----------     -----------
                                                                     (UNAUDITED)
        Total revenue......................................  $30,661,572     $27,554,368
        Pro forma net earnings.............................  $   932,841     $   684,926
        Pro forma net earnings per share...................  $       .26     $       .21
        Weighted average shares outstanding................    3,653,592       3,301,247