Form 10KSB40/A
period 1996-12-31
CONCEPTRONIC INC / DE
filed 1997-04-11
CIK 879986

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB/A

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

                               CONCEPTRONIC, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                       1996            1995
                                                                    -----------     -----------
                                            ASSETS
Current assets:
     Cash.........................................................  $10,317,822          10,101
     Accounts receivable, trade, net of allowance for doubtful
      accounts of $50,000 and $75,000 in 1996 and 1995,
      respectively (note 13)......................................    2,917,016       2,830,146
     Inventories (note 3).........................................    4,133,367       3,240,066
     Other current assets.........................................      338,834         135,950
                                                                    -----------      ----------
          Total current assets....................................   17,707,039       6,216,263
                                                                    -----------      ----------
Property, plant and equipment (notes 4 and 5).....................    2,525,386       2,428,917
     Less accumulated depreciation................................    1,132,484         907,002
                                                                    -----------      ----------
          Property, plant and equipment, net......................    1,392,902       1,521,915
                                                                    -----------      ----------
Purchased software costs, net.....................................      --               48,040
Licensing rights, net.............................................        7,381          28,571
                                                                    -----------      ----------
                                                                    $19,107,322       7,814,789
                                                                    ===========      ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt (note 5)...................  $    48,000          43,000
     Short-term borrowings (note 6)...............................      --              844,605
     Accounts payable.............................................    1,478,734       1,167,875
     Accrued expenses and other liabilities.......................    1,771,041         858,081
     Deferred income..............................................      --               48,488
                                                                    -----------      ----------
          Total current liabilities...............................    3,297,775       2,962,049
                                                                    -----------      ----------
Long-term debt, excluding current portion (note 5)................    1,037,937       1,086,850
                                                                    -----------      ----------
          Total liabilities.......................................    4,335,712       4,048,899
                                                                    -----------      ----------
Commitments and contingencies (notes 9 and 10)
Stockholders' equity (note 8):
     Preferred stock, $.01 par value. Authorized 1,000,000 shares;
      no shares issued and outstanding............................      --              --
     Common stock, $.01 par value. Authorized 15,000,000 shares...       57,000          17,000
     Additional paid-in capital...................................   16,077,467       5,199,747
     Accumulated deficit..........................................   (1,362,857)     (1,450,857)
                                                                    -----------      ----------
          Total stockholders' equity..............................   14,771,610       3,765,890
                                                                    -----------      ----------
                                                                    $19,107,322       7,814,789
                                                                    ===========      ==========

                See accompanying notes to financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONCEPTRONIC, INC

                                          BY: /s/ WILLIAM D. GRAY
                                              ----------------------------------
                                              WILLIAM D. GRAY
                                              PRINCIPAL FINANCIAL OFFICER