Form 10QSB
period 1997-03-31
CONCEPTRONIC INC / DE
filed 1997-05-13
CIK 879986

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


        For Quarter ended: March 31, 1997     Commission File Number: 0-19589
                           --------------                             -------


               ARGUSS HOLDINGS, INC. (formerly "Conceptronic, Inc.")
            --------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

               Delaware                                     02-0413153
    -------------------------------              -------------------------------
    (State of other jurisdiction of              (I.R.S. Employer Identification
     incorporation of organization)                          Number)


One Church Street, Suite 302, Rockville, Maryland                    20850
------------------------------------------------------         -----------------
     (Address of Principal Executive Offices)                     (Zip Code)


        Registrant's Telephone Number, including Area Code: 301-315-0027




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



     As of March 31, 1997, there were 3,271,326 shares of Common Stock, $ .01 par value per share and 4,000,000 shares of Class A Common Stock, $ .01 par value per share, were outstanding.

                              ARGUSS HOLDINGS, INC.


                                      INDEX




     Part I - Financial Statements:

          Item 1 - Financial Statements


                   Consolidated Balance Sheets (Unaudited) -
                   March 31, 1997 and December 31, 1996                      3

                   Consolidated Statements of Operations (Unaudited) -
                   Three Months Ended March 31, 1997 and March 31, 1996      4

                   Consolidated Statements of Cash Flows (Unaudited)-
                   Three Months Ended March 31, 1997 and March 31, 1996      5

                   Notes to Consolidated Financial Statements
                   (Unaudited)                                               6


          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       9

     Part II - Other Information

          Items 1 through 6                                               11-12

          Signatures                                                        13

                              ARGUSS HOLDINGS, INC.

                                  Consolidated
                                 Balance Sheets
                                   (unaudited)


                                              March 31, 1997    Dec. 31,1996
                                              --------------    ------------

      Assets

Current assets:
     Cash                                       $ 1,243,000      $10,318,000
     Accounts receivable, net                     6,146,000        2,917,000
     Inventories                                  4,899,000        4,133,000
     Other assets, current                        1,010,000          339,000
                                                -----------      -----------
          Total current assets                   13,298,000       17,707,000

Property, plant and equipment, net                5,374,000        1,393,000
Goodwill and other assets                        15,504,000            7,000
                                                -----------      -----------
                                                $34,176,000      $19,107,000
                                                ===========      ===========

      Liabilities and Stockholders' Equity

Current liabilities:

     Current portion long-term debt             $   550,000      $    48,000
     Short-term borrowings                          170,000                -
     Accounts payable                             3,054,000        1,479,000
     Accrued expenses and other liabilities       2,896,000        1,771,000
                                                -----------      -----------
          Total current liabilities               6,670,000        3,298,000
                                                -----------      -----------

Long-term debt, excluding current portion         3,392,000        1,038,000
Deferred income taxes                               415,000                -
                                                -----------      -----------
          Total liabilities                      10,477,000        4,336,000
                                                -----------      -----------

Stockholders' equity:
     Common stock $.01 par value                     73,000           57,000
     Additional paid-in capital                  24,371,000       16,077,000
     Accumulated deficit                           (745,000)      (1,363,000)
                                                -----------      -----------
          Total stockholders' equity             23,699,000       14,771,000
                                                -----------      -----------
                                                $34,176,000      $19,107,000
                                                ===========      ===========



The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                                  Consolidated
                            Statements of Operations
                                   (Unaudited)

                                                    Three Months Ended
                                              March 31, 1997  March 31, 1996
                                              --------------  --------------

Net sales                                        $8,976,000     $3,931,000
Cost of goods sold                                6,710,000      2,647,000
                                                 ----------     ----------
          Gross profit                            2,266,000      1,284,000


Selling, general and administrative expenses      1,493,000        915,000
Engineering  and development expenses               260,000        215,000
                                                 ----------     ----------

          Income from operations                    513,000        154,000
                                                 ----------     ----------


Other expense:
           Goodwill amortization                    196,000              -
           Legal costs                               25,000         50,000
           Interest expense, net                     55,000         45,000
                                                 ----------     ----------

          Income before income tax benefit          237,000         59,000

Income tax benefit                                  381,000              -
                                                 ----------     ----------

          Net income                             $  618,000     $   59,000
                                                 ==========     ==========



Income per share                                 $      .08     $      .03
                                                 ==========     ==========

Weighted average number of shares
           outstanding                            7,517,000      1,730,000
                                                 ==========     ==========



The accompanying notes are an integral part of these financial statements.


                                               ARGUSS HOLDINGS, INC.

                                                   Consolidated
                                             Statements of Cash Flows
                                                   (Unaudited)

                                                                                  Three Months Ended
                                                                             March 31, 1997   March 31, 1996
                                                                             --------------   --------------
Cash flows from operating activities:
          Net income                                                          $   618,000      $    59,000
          Adjustments to reconcile net income to net
           cash provided by (used for) operating activities:
              Depreciation and amortization                                       404,000           83,000
              Changes in assets and liabilities:
                  Accounts receivable                                           1,174,000          396,000
                  Inventories                                                    (476,000)      (1,156,000)
                  Refundable income taxes and other assets                       (627,000)         (90,000)
                  Accounts payable                                              1,160,000          649,000
                  Accrued expenses and other liabilities                       (1,436,000)           1,000
                                                                              -----------      -----------
                     Net cash provided by (used for) operating activities         817,000          (58,000)




Cash flows used for investing activities:
    Additions to property, plant and equipment                                   (506,000)         (49,000)
    Purchase of White Mountain Cable Construction Corp.,
       including acquisition costs, less cash acquired                         (8,879,000)               -
                                                                              -----------      -----------
                     Net cash used for investing activities                    (9,385,000)         (49,000)

Cash flows used for financing activities:
    Proceeds from (payment of) line of credit, net                               (846,000)         117,000
    Proceeds from ( repayments of) current note(s) payable, net                   339,000          (10,000)
                                                                              -----------      -----------
                   Net cash provided by (used for) financing activities          (507,000)         107,000

Net decrease in cash                                                           (9,075,000)               -

Cash at beginning of period                                                    10,318,000           10,000
                                                                              -----------      -----------

Cash at end of period                                                         $ 1,243,000      $    10,000
                                                                              ===========      ===========



The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     A)   Restructuring
          -------------

     Prior to May, 1997, Arguss Holdings, Inc. (the"Company") operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, management and shareholders of the Company adopted a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly-owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly-formed, wholly-owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." The Company's other wholly-owned operating subsidiary is White Mountain Cable Construction Corp. ("WMC").

     The Company conducts its operations through its wholly-owned subsidiaries, Conceptronic and WMC. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major communications customers.

     B)   Basis for Presentation
          ----------------------

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, filed with the Commission on March 31, 1997.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

     Research and development expenses incurred and expensed were $114,000 and $62,000, respectively, for the quarters ended March 31, 1997 and 1996.

     The Company reclassified certain information from prior year financial statements to conform with the current year presentation.

     C)   Earnings per Share
          ------------------

     Earnings per share is computed based on the weighted average number of common shares outstanding adjusted, when dilutive, for the number of shares issuable upon assumed exercise of stock options after the assumed repurchase of shares with the related proceeds.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company has determined that if the FASB No. 128 had been applied for the first quarter ending March 31, 1997 the impact on earnings per share as currently stated would be immaterial.

     D)   Taxes
          -----

     During the quarter ended March 31, 1997, the Company reversed the valuation allowance previously recorded against the entire deferred tax asset of approximately $554,000. Based on the weight of evidence available, management determined that it is more likely than not that the deferred tax asset will be realized at a future date. During the quarter ended March 31, 1997, the Company also recorded current tax expense of $173,000 based on its estimated annual effective tax rate applied to first quarter pre-tax income.

     E)   White Mountain Cable Construction Corp.
          --------------------------------------

     In the first quarter of 1997, the Company acquired WMC which is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major communications customers.

     The purchase price was approximately $17,200,000 and consisted of 1,571,326 shares of Common Stock, $ .01 par value per share, of the Company and approximately $8,642,000 in cash. The Company has classified as goodwill approximately $15,700,000 which represents the cost in excess of the fair value of the net assets of WMC which was accounted for as a purchase transaction. Goodwill is being amortized using the straight-line method over 20 years. The Company has further committed to acquire, during the second quarter of 1997, property directly from the previous owners of WMC for an acquisition price of approximately $345,000.

     F)   Business Segment Information
          ----------------------------

     The Company's operations have been classified into two business segments for the quarter ended March 31, 1997, Cable Construction and Equipment
Manufacturing and Sales. Summary financial information for the two segments is as follows:

     ---------------------------------------------------------------------------------------------
                                                                      Three Months Ended
                                                                        March 31, 1997
     ---------------------------------------------------------------------------------------------
                      Arguss Holdings,                          Equipment                Cable
                            Inc.                          Manufacturing & Sales       Construction
                    Segment Information

     Net Sales                                                  $3,582,000             $5,394,000

     Gross Profit Before Depreciation(1)                         1,066,000              1,396,000

     Operating Expenses Before Depreciation (2)                  1,373,000                283,000
     Depreciation Expense                                           62,000                146,000
     Amortization Expense                                                -                196,000
     Net Interest and Other Expense                                 34,000                 46,000
                                                                ----------             ----------

     Pre-tax Operating Income (Loss)                            $(439,000)             $  676,000
                                                                ==========             ==========


     Capital Expenditures                                           90,000                416,000

     Property, Plant and Equipment, Net                          1,428,000              3,946,000

     Goodwill, Net                                                       -             15,504,000


     --------------------------------------------------------------------------------------------

     (1) Gross Profit was increased for manufacturing and cable construction industry segments by $50,000 and $146,000, respectively, for the reclass of depreciation expense as presented in the table.
     (2) Operating Expenses was reduced for manufacturing segment by $12,000 for the reclass of depreciation expense as presented in the table.


     G)   Litigation
          ----------

     On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

     In August 1995, the U.S. District Court issued a directed verdict of non-infringement in Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals subsequently reversed and remanded the case for further proceeding. A trial on the #4,654,502 patent is scheduled for October 1997.

     In related actions, in April, 1997, the United States Patent Office ("PTO") rejected claims 1, 3-5 and 16 of Vitronics' patent #4,654,502 as being unpatenable. This decision by the PTO, if confirmed on appeal, should nullify the pending lawsuit. In December 1996, the Company named Vitronics and its Chairman and CEO, James Manfield in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit and that claim 1 of U.S. Patent #4,883,301 was invalid, unenforceable and that the patent not infringed.

     In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined; however, management of the Company believes that Vitronic's claim is without merit and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

                              ARGUSS HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

Results of Operations

Prior to May, 1997, Arguss Holdings, Inc. (the"Company") operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, management and shareholders of the Company adopted a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly-owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly-formed , wholly-owned, subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." The Company's other wholly-owned operating subsidiary is White Mountain Cable Construction Corp. ("WMC").

The Company conducts its operations through its wholly-owned subsidiaries, Conceptronic and WMC. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major communications customers.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996.

The Company had a consolidated net profit of approximately $618,000 for the three months ended March 31, 1997 compared to $59,000 for the three months ended March 31, 1996. The increase is primarily due to the acquisition of WMC. For Conceptronic, the pre-tax loss for the three months ended March 31, 1997 was $439,000, a $498,000 decrease in income from the same period in 1996. For WMC, pre-tax income for the three months ended March 31, 1997 was $676,000. Consolidated net income for the quarter ended March 31, 1997 was significantly effected by goodwill amortization of $196,000 and an income tax benefit of $381,000 due primarily to reversal of tax valuation allowances. The Conceptronic pre-tax loss in the first quarter of 1997 resulted in part from a softness in equipment sales and in part from increased expenses incurred for research and development, the opening of the Malaysian sales office and expenses related to infrastructure improvements.

Consolidated net sales in the first quarter of 1997 were approximately $8,976,000 compared to approximately $3,931,000 for the first quarter of 1996, an increase of approximately 128% due primarily to the acquisition of WMC. For Conceptronic, net sales for the three months ended March 31, 1997 were $3,582,000, a 9%, or $349,000, decrease from the comparable quarter in 1996. For WMC, net sales for the three months ended March 31, 1997 were $5,394,000. The decrease in Conceptronic sales resulted from a continued softness in the SMT circuit assembly equipment industry. Conceptronic backlog as of March 31, 1997 was approximately $2,256,000 compared to approximately $1,632,000 as of March 31, 1996, a 38% increase. Conceptronic bookings in the first quarter of 1997 were approximately $4,688,000, compared to approximately $4,190,000 in the first quarter of 1996, an increase of approximately 12%, giving the Company optimism for increasing customer demand for SMT equipment over the course of the year.

Consolidated gross profit margin was 25% of sales in the first quarter of 1997 compared to 33% for the first quarter of 1996. The decrease in margins is attributed to the acquisition of WMC, which has seasonally its lowest gross profit performance during winter conditions, and the unabsorbtion of manufacturing overhead at Conceptronic due to a 9% decrease in sales.

Consolidated selling, general and administrative expenses for the first quarter of 1997 were $1,493,000 compared to $915,000 for the first quarter of 1996. The increase was largely due to the acquisition of WMC, opening of the Malaysian sales office and other infrastructure expenditures.

Consolidated engineering and development expenditures for the first quarter of 1997 were $260,000 compared to $215,000 in the first quarter of 1996. The Company continues to spend the majority of its development dollars on it's SMT equipment lines.

Legal costs for the first quarter of 1997 were $25,000 compared to $50,000 for the same period in 1996. These costs were incurred in the Company's defense of the patent infringement appeal by Vitronics.

Certain statements contained herein are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, those discussed in filings made by the Company with the Securities and Exchange Commission.

Liquidity and Capital Resources

In the first quarter of 1997, the Company acquired WMC for a purchase price of approximately $17,200,000 consisting of cash of $8,642,000 and 1,571,000 shares of Common Stock.

Consolidated net cash provided by operations for the three months ended March 31, 1997 was $817,000 compared to net cash used by operations of $58,000 in the first quarter of 1996. The change in cash from operations is due to increased profits from consolidated operations; reduction in WMC receivables offset by a similiar reduction for billings in excess of costs; higher Conceptronic vendor payables offset by higher inventories to meet a growing backlog; and an increase in depreciation and amortization which includes goodwill amortization of $196,000. An increase in other assets from a reversal of a $554,000 tax valuation allowance was an additional use of cash. Net cash used for investing activities in the first quarter of 1997 was $9,385,000 compared to $49,000 in the first quarter of 1996. The increase in investing activities is primarily due to the acquisition of WMC. Net cash flows used by financing activities was $507,000 for the three months ended March 31, 1997 compared to net cash flows provided by financing activities of $107,000 for the same period in 1996. The decrease in net cash flows from financing activities reflects proceeds of approximately $616,000 from WMC line of credit with Citizens Bank New
Hampshire ("Citizens") which was offset by repayments of notes payable to shareholders of WMC and payments on Citizens revolving line of credit.

The Company has classfied as goodwill approximately $15,700,000 which represents the cost in excess of the fair value of the net assets of WMC which was accounted for as a purchase transaction. Goodwill is being amortized using the straight-line method over 20 years.

Conceptronic has a $1,500,000 demand line of credit. The Company had no borrowings against the line of credit as of March 31, 1997. WMC has three loan facilities aggregating approximately $4,600,000. The outstanding balance of these three loan facilities was approximately $3,038,000 as of March 31, 1997.

The Company believes it has sufficient cash flows from operations, cash on hand, and availability from its existing credit lines to finance its business for the balance of the fiscal year.

                              ARGUSS HOLDINGS, INC.


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

     In August 1995, the U.S. District Court issued a directed verdict of non-infringement in Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals subsequently reversed and remanded the case for further proceeding. A trial on the #4,654,502 patent is scheduled for October 1997.

     In related actions, in April, 1997, the United States Patent Office ("PTO") rejected claims 1,3-5 and 16 of Vitronics' patent #4,654,502 as being unpatenable. This decision by the PTO, if confirmed on appeal, should nullify the pending lawsuit. In December 1996, the Company named Vitronics and its Chairman and CEO, James Manfield in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit and that claim 1 of U.S. Patent #4,883,301 was invalid, unenforceable and that the patent not infringed.

     In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined; however, management of the Company believes the Vitronic's claim is without merit and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.



     Items 2, 3 and 5: Not Applicable

     Item 4: Submission of Matters to a Vote of Securityholders

     The Annual Meeting of Stockholders of the Company was held on May 9, 1997 in connection with which proxies were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. At the meeting, stockholders were asked to consider and vote upon the following proposals: (a) election of seven directors; (b) amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 20,000,000; (c) amendment of the Company's 1991 Stock Option Plan to increase the number of shares of Common Stock issuable thereunder from 625,000 to 1,200,000; (d) the reorganization of the Company into a new holding company structure by the transfer of all of the operating assets and liabilities of the Company to a new wholly-owned subsidiary of the Company; (e) amendment to the Company's Certificate of Incorporation to change the corporate name of the Company; and (f) ratification of the Company's independent auditors. All proposals were approved by the requisite vote of the Company's stockholders. With respect to the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, there were 5,720,831 votes cast for the proposal, 14,570 votes cast against the proposal and 1,300 votes abstaining. With respect to the amendment to the Company's 1991 Stock Option Plan, there were 5,665,075 votes cast for the proposal, 23,800 votes cast against the proposal, 6,300 votes abstaining, and 41,706 broker nonvotes. With respect to the reorganization of the Company, there were 2,300,892 votes cast for the proposal, 2,000 votes cast against the proposal, 1,200 votes abstaining and 719,788 broker nonvotes. With respect to the amendment to the Company's Certificate of Incorporation to change the corporate name of the Company, there were 5,729,781 votes cast for the proposal, 6,100 votes cast against the proposal and 1,000 votes abstaining. With respect to the ratification of the Company's independent auditors, there were 5,723,931 votes cast for the proposal and 12,950 votes cast against the proposal.



     Item 6: Exhibits and Reports on form 8-K

             (a)  11a  Statement Regarding Computation of Per Share Earnings

                   27  Financial Data Schedule

                 (iii) Amendment to Certificate of Incorporation

             (b)  Reports on Form 8-K

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

                                      Arguss Holdings, Inc.



May 13, 1997                      By:  /s/ Rainer H. Bosselmann
                                       -----------------------------------------
                                       Rainer H. Bosselmann
                                       Chief Executive Officer



May 13, 1997                      By:  /s/ Arthur F. Trudel
                                       -----------------------------------------
                                       Arthur F. Trudel
                                       Principal Financial Officer and Principal
                                       Accounting Officer

                               ARGUSS HOLDINGS, INC.

                                  EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------

11(a)          Statement regarding computation of per share Earnings

iii            Certificate of Amendment to Certificate of Incorporation

27             Financial Data Schedule