Form 10KSB
period 1997-06-30
ARGUSS HOLDINGS INC
filed 1997-08-08
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           Form 10-QSB


           Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


 For Quarter ended: June 30, 1997      Commission File Number: 0-19589



                      ARGUSS HOLDINGS, INC.

            _________________________________________
                 (formerly "Conceptronic, Inc.")
        (Exact Name of Small Business Issuer as Specified
                         in its Charter)
          Delaware                                        02-0413153
                      ____________________________
     (State of other jurisdiction of                   (I.R.S. Employer
     incorporation of organization)               Identification Number)

    One Church Street, Suite 302, Rockville, Maryland       20850
         ____________________________________________________
     (Address of Principal Executive Offices)              (Zip Code)

  (Issuer's Telephone Number Including Area Code:)       301-315-0027
                        ________________________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes:   X    No:_____

     As of June 30, 1997, there were 7,278,826 shares of Common
Stock, $.01 par value per share outstanding.





                      ARGUSS HOLDINGS, INC.


                              INDEX




     Part I - Financial Statements:

          Item 1 - Financial Statements


               Consolidated Balance Sheets (Unaudited) -
               June 30, 1997 and December 31, 1996                  3

               Consolidated Statements of Operations (Unaudited)-
               Three Months and Six Months Ended June 30, 1997 and
                June 30, 1996                                       4

               Consolidated Statements of Cash Flows (Unaudited)-
               Six Months Ended June 30, 1997 and June 30, 1996     5

               Notes to Consolidated Financial Statements
               (Unaudited)                                          6


          Item 2 - Management's Discussion and Analysis of
Financial Condition and Results of Operations                      10

     Part II - Other Information

          Items 1 through 6                                        13

          Signatures                                               14

          Exhibits                                                 15

                     ARGUSS HOLDINGS, INC.

                   Consolidated Balance Sheets
                           (Unaudited)

   Assets                           June 30, 1997        Dec. 31, 1996

Current assets:
   Cash                            $    1,555,000     $     10,318,000
    Accounts receivable, net            8,010,000            2,917,000
    Inventories                         4,977,000            4,133,000
    Other assets, current               1,025,000              339,000
           Total current assets        15,567,000           17,707,000


Property, plant and equipement, net     6,608,000            1,393,000
Goodwill and other assets              15,308,000                7,000
                                   $   37,483,000     $     19,107,000

   Liabilities and Stockholders' Equity

Current liabilities:

   Current portion long-term debt  $      551,000     $         48,000
   Short-term borrowings                2,211,000                    -
   Accounts payable                     3,197,000            1,479,000
   Accrued expenses and other
     liabilities                        3,159,000            1,771,000
           Total current liabilities    9,118,000            3,298,000


Long-term debt, excluding
  current portion                       3,402,000            1,038,000
Deferred income taxes                     481,000                   -


Stockholders' equity:
   Common stock $.01 par value             73,000               57,000
    Additional paid-in capital         24,380,000           16,077,000
    Retained Earnings                      29,000          (1,363,000)
    Total stockholders' equity         24,482,000           14,771,000
                                  $    37,483,000     $     19,107,000


The accompanying notes are an integral part of these consolidated financial statements.


                      ARGUS HOLDINGS, INC.
              Consolidated Statements of Operations
                           (Unaudited)


                                          Three Months Ended        Six Months Ended

                                        June 30,  June 30,      June 30,    June 30,
                                            1997     1996           1997        1996

Net Sales                            12,682,000   3,630,000   21,658,000   7,560,000
Cost of sales excluding depreciation  8,251,000   2,577,000   14,765,000   5,168,000
     Gross profit                     4,431,000   1,053,000    6,893,000   2,392,000

Expenses:
Selling, general and administrative   2,063,000     905,000    3,569,000   1,844,000
Depreciation                            240,000      86,000      448,000     168,000
Engineering and development             313,000     336,000      573,000     550,000


Income (loss) from operations         1,815,000   (274,000)    2,303,000   (170,000)


Other expense:
     Goodwill amortization              197,000          -      393,000            -
      Interest expense, net              91,000     46,000      146,000       91,000


Income (loss) before income taxes     1,527,000  (320,000)    1,764,000    (261,000)


Income tax expense                      753,000         -       372,000            -


Net income (loss)                   $   774,000 $(320,000)  $ 1,392,000  $ (261,000)



Net income (loss) per share         $      .10  $   (.19)   $       .19  $     (.15)


Weighted average number
of shares outstanding                7,541,000  1,700,000     7,518,000    1,700,000

The accompanying notes are an integral part of these consolidated financial statements.

                      ARGUSS HOLDINGS, INC.

              Consolidated Statements of Cash Flows
                           (Unaudited)

                                                Six Months Ended

                                           June 30,     June 30,
                                               1997         1996
Cash flows from operating activities:
     Net income (loss)                $   1,392,000    (261,000)
     Adjustments to reconcile net
     income (loss) to net
         cash provided by (used for)
         operating activities:
            Goodwill amortization           393,000            -
            Depreciation                    448,000      168,000
            Changes in assets and
            liabilities:
               Accounts receivable        (688,000)       95,000
               Inventories                (553,000)    (961,000)
               Refundable income taxes
               and other assets           (598,000)     (73,000)
               Accounts payable             979,000    1,101,000
               Accrued expenses and
               other liabilities          (822,000)    (105,000)
                  Net cash provided by
                  (used for) operating
                   activities               551,000     (36,000)




Cash flows used for investing
activities:
      Purchase of White Mountain Cable
      Construction Corp.                (8,879,000)           -

      Additions to property, plant
      and equipment                     (1,981,000)     (50,000)
                  Net cash used for
                  investing activities (10,860,000)     (50,000)

Cash flows used for financing
activities:
      Proceeds from line of credit, net  2,211,000      108,000
      Repayments of notes payable        (665,000)     (21,000)
                   Net cash provided by
                   financing activities  1,546,000       87,000

Net increase (decrease) in cash        (8,763,000)        1,000

Cash at beginning of period             10,318,000       10,000

Cash at end of period               $    1,555,000    $  11,000


The accompanying notes are an integral part of these consolidated financial statements.

ARGUSS HOLDINGS, INC.
Notes to Consolidated Financial Statements
(Unaudited)

     A)   Restructuring

Prior to May, 1997, Arguss Holdings, Inc. (the" Company") operated as a single entity under the name "Conceptronic, Inc." On May 9,
1997,   the shareholders of the Company approved a plan providing
for  the  internal   restructuring of  the  Company  whereby  the
Company became a holding company and its operating assets were held by wholly-owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly-formed, wholly-owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." The Company's other wholly-owned operating subsidiary is White Mountain Cable Construction Corp. ("WMC").

The Company conducts its operations through its wholly-owned subsidiaries, WMC and Conceptronic. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major communications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.


     B)   Basis for Presentation

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

Research and development expenses incurred and expensed were $276,000 and $114,000, respectively, for the six and three months ended June 30, 1997 and $225,000 and $163,000, respectively for the six and three months ended June 30, 1996.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

The  Company  reclassified certain information  from  prior  year
financial   statements   to  conform  with   the   current   year
presentation.

     C)   Earnings per Share

Earnings per share is computed based on the weighted average number of common shares outstanding adjusted, when dilutive, for the number of shares issuable upon assumed exercise of stock options after the assumed repurchase of shares with the related proceeds. Earnings per share for individual quarters during the year may not aggregate to year to date earnings per share due to differences in the number of weighted average shares used in each reporting period's calculation and mathematical rounding.

On  May  25,  1997,   4,000,000 shares of the Company's  Class  A
Common  Stock  converted into 4,000,000 shares of  the  Company's
Common Stock.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply SFAS No. 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company has determined that if SFAS No. 128 had been applied for the six months and three months ended June 30, 1997 the impact on earnings per share as currently stated would be immaterial.

     D)   Taxes

During the six months ended June 30, 1997, the Company reversed the valuation allowance previously recorded against the entire deferred tax asset of approximately $554,000. Based on the weight of evidence available, management determined that it is more likely than not that the deferred tax asset will be realized at a future date. During the six months ended June 30, 1997, the Company also recorded current tax expense of $926,000 based on its estimated annual effective tax rate applied to pretax income.

     E)   White Mountain Cable Construction Corp.

In the first quarter of 1997, the Company acquired WMC which is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major communications customers.

The purchase price was approximately $17,200,000 and consisted of 1,571,326 shares of Common Stock, $ .01 par value per share, of the Company and approximately $8,642,000 in cash. The Company has classified as goodwill approximately $15,700,000 which represents the cost in excess of the fair value of the net assets of WMC which was accounted for as a purchase transaction. Goodwill is being amortized using the straight-line method over 20 years. The Company has further committed to acquire, during the third quarter of 1997, a corporate office and operations facility directly from the previous owners of WMC for an acquisition price of approximately $345,000.

     F)   Business Segment Information

The  Company's operations have been classified into two  business segments for the three and six month periods ended June 30, 1997,
Cable   Construction   and  Manufacturing.    Summary   financial
information for the two segments is as follows:



                                                            June 30, 1997
                                            Three Months Ended        Six Months Ended


                                            Cable                    Cable
                                     Construction        Mfg.  Construction        Mfg.

Net Sales                                7,535,000   5,147,000  12,929,000    8,729,000
Cost of sales excluding depreciation     4,869,000   3,382,000   8,867,000    5,898,000
     Gross profit                        2,666,000   1,765,000   4,062,000    2,831,000


Operating expenses before
depreciation (1)                           796,000   1,556,000   1,128,000    2,991,000
Depreciation expense                       184,000      56,000     330,000      118,000
Goodwill amortization                      197,000           -     393,000            -
Net interest and other expense (1)          63,000      52,000     109,000       60,000
      Pretax operating income (loss)      1,426,00     101,000   2,102,000    (338,000)


Capital Expenditures                     1,449,000      58,000   1,865,000       82,000

Property Plant and Equipment, Net        5,211,000   1,364,000   5,211,000    1,364,000


               (1) Net interest and other expense at the segment level does not include corporate interest income and as a consequence it does not aggregate to consolidated financial amounts reported.

          G)   Litigation

On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

In August 1995, the U.S. District Court issued a directed verdict of non-infringement in the Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals for the First Circuit subsequently reversed and remanded the case for further proceeding. A trial on the #4,654,502 patent is scheduled for October 1997.

In related actions, in April, 1997, the United States Patent Office ("PTO") rejected certain claims of Vitronics' patent #4,654,502 as being unpatentable. This decision by the PTO, if upheld on appeal, should terminate the pending lawsuit. In December 1996, the Company named Vitronics and its Chairman and CEO, James Manfield in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit and that claim 1 of U.S. Patent #4,883,301 was invalid, unenforceable and as consequence that the patent was not infringed.

In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined. Management of the Company believes that Vitronics' claim is without merit and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

                      ARGUSS HOLDINGS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three  Months Ended June 30, 1997 Compared to Three Months  Ended
June 30, 1996.

The Company had net income of approximately $774,000 for the three months ended June 30, 1997 compared to a net loss of ($320,000) for the three months ended June 30, 1996. During the three months ended June 30, 1997 improvement in earnings was due primarily to the profitable results of WMC whose pretax income was $1,426,000 and whose financial results is included only in 1997, (See Note E to Consolidated Financial Statements), and to Conceptronic's improved pretax operating income of $101,000 compared to a pretax loss of ($320,000) in the comparable period one year ago.

Net sales for the three months ended June 30, 1997 increased $9,052,000 or 250% to approximately $12,682,000 from approximately $3,630,000 for the three months ended June 30, 1996 due primarily to the acquisition of WMC which had sales of $7,535,000 and to Conceptronic's increase in sales of $1,517,000 or 42%. Conceptronic sales for the second quarter of 1997 were favorably impacted by increased bookings of 17% or $600,000 during the quarter as well as by a backlog of $2,300,000 at March 31, 1997, an increase of 38% over the comparable period in 1996. The increase in Conceptronic sales resulted from concerted efforts to increase market penetration in the SMT circuit assembly equipment industry.

Gross profit margin was 35% of sales for the three months ended June 30, 1997 compared to 29% for the comparable period in 1996. WMC had approximately a 35% gross profit margin for the three months while Conceptronic improved its margins to 34% through improved absorbtion of manufacturing costs by higher sales levels with a product mix which has favorable margins.

Selling, general and administrative expenses for the three months ended June 30, 1997 were $2,063,000 compared to $905,000 for the comparable period one year ago. The increase was largely due to the acquisition of WMC which accounted for $639,000 in expenses as well as increased costs at Conceptronic for its new Malaysian sales office, and other infrastructure expenditures.

Depreciation expense was $240,000 for the three months ended June
30, 1997 compared to $86,000 for the three months ended June 30, 1996 due primarily to WMC which had $184,000 of depreciation expense.

In the first quarter of 1997, the Company acquired WMC for a purchase price of approximately $17,200,000 which consisted of 1,571,326 shares of Common Stock, $ .01 par value per share, of the Company and approximately $8,642,000 in cash. The Company has classified as goodwill approximately $15,700,000 which represents the cost in excess of the fair value of the net assets of WMC which was accounted for as a purchase transaction. Goodwill is being amortized using the straight-line method over 20 years resulting in goodwill amortization of $197,000 for the three months ended June 30, 1997.

Net  interest expense for the three months ended June  30,   1997
was $91,000 compared to $46,000 for   the  comparable period one
year ago. The WMC net interest expense for the second quarter of 1997 was $64,000. Conceptronic's net interest expense for the three months ended June 30, 1997 increased by $6,000 to $52,000 due to increased amounts outstanding under its credit line. These amounts were partially offset by short-term interest income.

Income tax expense increased from zero to $753,000 due primarily to the profitable operations of WMC.

Six  Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996.

The Company had net income of approximately $1,392,000 for the first half of 1997 compared to a net loss of ($261,000) in the first half of 1996. During the six months ended June 30, 1997 improvement in earnings was due primarily to the profitable results of WMC whose pretax income was $2,102,000 and whose results
is included commencing   January  1,  1997.   The   increase   in
Conceptronic's pretax operating loss to ($338,000) for the six months ended June 30, 1997 compared to a pretax loss of ($261,000) in the comparable period one year ago is due to increased operating expenses. (See discussion below.)

Net sales for the first half of 1997 were approximately $21,658,000 compared to $7,560,000 for the first half of 1996, an increase of 187%. The increase is primarily due to WMC sales of $12,929,000 and an increase of $1,169,000 or 15% in Conceptronic sales for the first half of 1997 which were favorably impacted by increased bookings of 14% or $1,097,000 during the six months ended June 30, 1997. The increase in Conceptronic sales resulted from concerted efforts to increase market penetration in the SMT circuit-assembly equipment industry.

Gross profit margin was 32% for the six months ended June 30, 1997 compared to 32% for the same period in 1996. WMC had a 31% gross profit margin and Conceptronic improved its first half margins to 32% through improved absorbtion of manufacturing costs by higher sales levels with a product mix which has favorable margins.

Selling, general and administrative expenses for the six months ended June 30, 1997 were $3,569,000 compared to $1,844,000 for the same period in 1996. The increase is largely due to WMC which accounted for $922,000 of these expenses and increased costs at Conceptronic which were the result of its new Malaysian sales office, and other infrastructure expenditures.

Depreciation expense was $448,000 for the six months  ended  June
30, 1997 compared to $168,000 for the six months ended June 30, 1996 due primarily to WMC which had $330,000 of depreciation expense.

Net  interest  expense for the first half of  1997  was  $146,000 compared to $91,000 for the first half of 1996. The WMC net interest expense was $109,000 for the first six months of 1997. Conceptronic's expense for the six months ended June 30, 1997 decreased $31,000, to $60,000, due to reduced average amounts outstanding under its credit line. These amounts were partially offset by short-term interest income.

Income tax expense increased from zero to $372,000 due primarily to the profitable operations of WMC. The effective income tax rate was reduced as a result of the reversing of valuation allowances previously recorded against the entire deferred tax asset of $554,000.

Liquidity and Capital Resources

Net cash provided by operations for the six months ended June 30, 1997 improved to $551,000 from a net use of cash of $36,000 for the six months ended June 30, 1996. The positive impact of the WMC acquisition is reflected in the $831,000 positive cash flow from operations that WMC provided during the six months ended June 30, 1997. The negative cash flow from Conceptronic operations for the six months ended June 30, 1997 is due to the first half pretax loss in 1997 of ($338,000) and an increase in inventories to support on-time reflow oven deliveries. Net cash used for investing activities for the first half of 1997 was $10,860,000 compared to $50,000 in the first half of 1996. The increase in investing activities is primarily due to the acquisition of WMC as well as its capital equipment acquisition program to support WMC's continued sales growth. Net cash flows provided by financing activities was $1,546,000 for the six months ended June 30, 1997 compared to net cash flows provided by financing activities of $87,000 for the comparable period in 1996. The net increase reflects the proceeds from the Company's working capital credit lines.

The acquisition of WMC significantly impacted various balance sheet accounts during 1997. Cash declined by $8,763,000 to $1,555,000 due primarily to the WMC acquisition which had used net cash of $8,879,000. Accounts receivable increased $5,093,000 primarily due to the consolidation of WMC receivables of $4,554,000 and the increased quarter end sales activity at Conceptronic. Long-term debt increased $2,867,000 due primarily to the addition of WMC's $2,892,000 in long-term debt.

The  Company  has $3,000,000 in revolving lines  of  credit  with commercial  banks of which $2,211,000 was drawn down as  of  June
30,  1997  to  fund   increased  inventories  and  capital  asset
purchases.

The   Company  believes  it  has  sufficient  cash   flows   from
operations, cash on hand, and availabilty under its credit line to meet its liquidity needs for the foreseeable future.




                      ARGUSS HOLDINGS, INC.
                             PART II
                        Other Information


     Items 1 and 3: Not Applicable

     Item 2: Changes in Securities.

On May 25, 1997,  4,000,000 shares of the Company's Class A
Common Stock converted into 4,000,000 shares of the Company's
Common Stock.

     Item 4:  Submission of Matters to a Vote of Security
Holders.

See the Company's Form 10-QSB for March 31, 1997 for discussion of the Annual Meeting of the Stockholders.

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

                                            Arguss Holdings, Inc.


August 8, 1997                            By: \\Rainer H. Bosselmann
                                                Rainer H. Bosselmann
                                                Chief Executive Officer

August 8, 1997                            By:\\ Arthur F.Trudel
                                               Arthur F. Trudel
                                               Principal Financial Officer
                                               and Principal Accounting Officer