Form 10QSB
period 1997-09-30
ARGUSS HOLDINGS INC
filed 1997-11-10
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


                           Form 10-QSB


           Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


  For Quarter ended: September 30, 1997      Commission File Number: 0-19589



                      ARGUSS HOLDINGS, INC.


                 (formerly "Conceptronic, Inc.")
        (Exact Name of Small Business Issuer as Specified
                         in its Charter)
                 Delaware             02-0413153

          (State or other jurisdiction of         (IRS Employer
          incorporation of organization)     Identification Number)

          One Church Street, Suite 302, Rockville, Maryland 20850

          (Address of Principal Executive Offices)     (Zip Code)

          (Issuer's Telephone Number including    301-315-0027
               Area Code:)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes: X No:

    As of November 6, 1997, there were 8,514,870 shares of Common Stock, $.0l par value per share outstanding.

                           ARGUSS HOLDINGS, INC.

                                   INDEX



Part I - Financial Statements:

   Item I - Financial Statements


      Consolidated Balance Sheets (Unaudited) -
      September 30, 1997 and December 31, 1996                 3

      Consolidated Statements of Operations (Unaudited) -
      Three Months and Nine Months Ended
      September 30, 1997 and September 30, 1996                4

      Consolidated Statements of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 1997 and
      September 30, 1996                                       5

      Notes to Consolidated Financial Statements
      (Unaudited)                                              6


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations               11

Part II - Other Information

   Items I through 6                                          14

   Signatures                                                 15

   Exhibits                                                   16










                           ARGUSS HOLDINGS, INC.

                            Consolidated Balance Sheets
                                            (Unaudited)

                                         Sept. 30, 1997        Dec. 31,1996
           Assets

           Current assets:

            Cash                            $ 3,161,000        $ 10,318,000
            Accounts receivable, net         12,624,000           2,917,000
            Inventories                       4,504,000           4,133,000
            Other assets, current             1,711,000             339,000
               Total current assets          22,000,000          17,707,000


           Property, plant and equipment      9,974,000           1,393,000
           Goodwill and other assets         21,800,000               7,000
                                            $53,774,000        $ 19,107,000

           Liabilities and Stockholders' Equity

           Current liabilities:

            Current portion long-term debt   $1,210,000        $     48,000
            Short-term borrowings             4,100,000                   -
            Accounts payable                  3,016,000           1,479,000
            Accrued expenses and other
             liabilities                      4,055,000           1,771,000
               Total current liabilities     12,381,000           3,298,000


           Long-term debt, excluding
            current portion                   5,400,000           1,038,000
           Deferred income taxes                873,000                   -


           Stockholders' equity:

            Common stock $.0l par value          73,000              57,000
            Additional paid-in capital       34,407,000          16,077,000
            Retained Earnings                   640,000         (1,363,000)
               Total stockholders' equity    35,120,000          14,771,000
                                             53,774,000          19,107,000


The accompanying notes are an integral part of these consolidated financial statements.



                           ARGUSS HOLDINGS, INC.

                   Consolidated Statements of Operations
                                (Unaudited)

                              Three Months Ended          Nine Months Ended


                           Sept. 30,   Sept. 30,     Sept. 30,    Sept. 30,
                                1997        1996          1997         1996

Net Sales                $14,168,000  $4,072,000  $ 35,826,000  $11,632,000
Cost of sales excluding
 depreciation              9,610,000   2,763,000    24,375,000    7,931,000
Gross profit               4,558,000   1,309,000    11,451,000    3,701,000

Expenses:
Selling, general and
 administrative            2,374,000     830,000     5,943,000    2,675,000
Depreciation                 376,000      86,000       824,000      254,000
Engineering and
 development                 238,000     211,000       811,000      761,000


Income from operations     1,570,000     182,000     3,873,000       11,000


Other expense:
    Goodwill amortization    225,000           -       618,000            -
    Interest expense, net    104,000      46,000       250,000      137,000


Income (loss) before
 income taxes              1,241,000     136,000     3,005,000     (126,000)


Income tax expense           631,000           -     1,003,000            -


Net income (loss)        $   610,000  $  136,000  $  2,002,000  $  (126,000)


Net income (loss)
 per share               $       .08  $      .08  $        .26  $      (.07)


Weighted average number
 of shares outstanding     8,017,000   1,700,000     7,671,000    1,700,000

The accompanying notes are an integral part of these consolidated financial statements.



                           ARGUSS HOLDINGS, INC.

                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                        Nine Months Ended
                                                Sept. 30, 1997  Sept. 30, 1996
Cash flows from operating activities:

   Net income (loss)                              $  2,002,000    $  (126,000)

Adjustments to reconcile net income (loss) to net
Cash provided by (used for) operating activities:

   Goodwill amortization                               618,000              -
   Depreciation                                        824,000        254,000
   Deferred income taxes                               187,000              -
   Stock option expense                                128,000              -

Changes in assets and liabilities:

   Accounts receivable                              (2,853,000)      (227,000)
   Inventories                                         (80,000)      (444,000)
   Refundable income taxes and other assets           (637,000)        10,000
   Accounts payable                                 (1,595,000)       216,000
   Accrued expenses and other liabilities            1,928,000         19,000
   Net cash provided by (used for)
     operating activities                              522,000       (298,000)


Cash flows used for investing activities:

   Purchase of White Mountain Cable Construction
   Corp. and TCS Communications, Inc.               (8,711,000)             -

   Additions to property, plant and equipment       (3,898,000)       (58,000)
   Net cash used for investing activities          (12,609,000)       (58,000)

Cash flows used for financing activities:

   Proceeds from line of credit                     10,860,000        390,000
   Repayments of notes payable                      (5,930,000)       (32,000)
   Net cash provided by financing activities         4,930,000        358,000

Net increase (decrease) in cash                     (7,157,000)         2,000

Cash at beginning of period                         10,318,000         10,000

Cash at end of period                           $    3,161,000     $   12,000

The accompanying notes are an integral part of these consolidated financial statements.



                      ARGUSS HOLDINGS, INC.
           Notes to Consolidated Financial Statements
                           (Unaudited)




     A)        Restructuring

Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets
were   held   by   wholly   owned  operating  subsidiaries.    Accordingly,
on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." The Company's other wholly owned
operating   subsidiary   is   White  Mountain  Cable   Construction   Corp.
("WMC").

The   Company   conducts   its   operations  through   its   wholly   owned
subsidiaries, WMC and Conceptronic. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems,
including   providing   aerial   construction   and   splicing   of    both
fiber optic and coaxial cable to major communications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.


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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

Research   and   development   expenses   incurred   and   expensed    were
$371,000 and $95,000, respectively, for the nine and three months ended September 30, 1997 and $295,000 and $70,000, respectively, for the nine and three months ended September 30, 1996.

The   results   of   operations   for  the  periods   presented   are   not
necessarily   indicative   of  the  results  to   be   expected   for   the
full year.

The    Company   reclassified   certain   information   from   prior   year
financial     statements    to    conform    to    the     current     year
presentation.


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

On   May   25,   1997,   4,000,000  shares  of  the   Company's   Class   A
Common   Stock   converted   into  4,000,000  shares   of   the   Company's
Common Stock pursuant to the terms of the Class A Common Stock.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 supersedes
Accounting   Principles   Board  Opinion   No.   15   and   specifies   the
computation,     presentation    and    disclosure     requirements     for
earnings per share. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply SFAS No. 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company has determined that if SFAS No. 128 had been applied for the nine months and three months ended September 30, 1997 the impact on earnings per share as currently stated would be immaterial.

     D)      Taxes

During the nine months ended September 30, 1997, the Company reversed the valuation allowance previously recorded against the entire deferred tax asset of approximately $554,000. Based on the weight of evidence available, management determined that it is more likely than not that the deferred tax asset will be realized at a future date. During the nine months ended September 30, 1997, the Company also recorded tax expense of $1,556,000 based on its estimated annual effective tax rate applied to pretax income.

     E)      White Mountain Cable Construction Corp.

In   the   first   quarter  of  1997,  the  Company  acquired   WMC.    The
purchase   price   was   approximately   $17,200,000   and   consisted   of
1,571,326 shares of Common Stock, $ .01 par value per share, of the Company and approximately $8,642,000 in cash. The Company has classified as goodwill approximately $15,700,000, which represents the cost in excess of the fair value of the net assets of WMC. The acquisition was accounted for as a purchase transaction. Goodwill is being amortized using the straight-
line   method   over   20  years.   The  Company  also   acquired,   during
the third quarter of 1997, a corporate office and operations facility directly from the previous owners of WMC for an acquisition price of approximately $345,000.


     F)      TCS Communications, Inc.

The   Company   acquired,  effective  September  1,   1997,   through   its
wholly   owned   subsidiary  WMC,  the  assets   of   TCS   Communications,
Inc. ("TCS") headquartered in Palm Harbor, Florida.

TCS provides underground and aerial construction services and splicing for fiber optic and coaxial cable to major telecommunications customers on a national level. The purchase price for TCS' assets was approximately $10,000,000, and was satisfied by the issuance of approximately 1,170,000 shares of the Company's common stock. Of this amount, 662,000 shares were issued at closing representing approximately $5,000,000 of the purchase price.

The total number of shares of the Company's common stock to be issued will change as the Company has agreed to issue sufficient
shares   of   common  stock  to  provide  $5,000,000  in  value   for   the
remainder of the purchase price. As at the acquisition date, the number of such shares of common stock required to realize $5,000,000 will be known when TCS sells these shares in market transactions within ninety days.

The TCS purchase agreement contains provision for additional payments by the Company to the TCS shareholders to be satisfied by the issuance of Company common stock if certain minimum EBITDA thresholds are met for the year ended August 31, 1998. One-half of the additional payment will be satisfied by the
issuance   of   shares  of  common  stock  valued  at  $6.40   per   share.
The  second  half  of  the  payment  will  be  satisfied  by  the  issuance of shares of common stock valued at prevailing market prices during the ninety day period following August 31, 1998. Any additional payments earned under the terms of the agreement will be recorded as an increase of the total acquisition price.

The   TCS   acquisition  has  been  accounted  for  as  a  purchase.    The
excess  of  the  total  acquisition  cost  over  the  fair  value  of   the
net assets acquired of $6,716,000 is being amortized by the straight-line method over twenty years resulting in $28,000 of goodwill amortized for the three months ended September 30, 1997.

     G)       Business Segment Information

The Company's operations have been classified into two business segments for the three and nine month periods ended September 30, 1997, Cable Construction and Manufacturing. Summary financial information for the two segments is as follows:

                                       Sept. 30, 1997

                             Three Months Ended          Nine Months Ended

                                 Cable                  Cable
                          Construction      Mfg. Construction          Mfg.

Net Sales               $ 9,251,000  $ 4,917,000  $22,180,000  $ 13,646,000
Cost of sales excluding
 depreciation             6,444,000    3,166,000   15,311,000     9,064,000
    Gross profit          2,807,000    1,751,000    6,869,000     4,582,000


Operating expenses
 before depreciation        912,000    1,684,000    2,040,000     4,675,000
Depreciation expense        320,000       55,000      650,000       173,000
Goodwill amortization       225,000            -      618,000             -
Net interest and other
 expense (1)                 81,000       40,000      190,000       100,000
    Pretax operating
      income (loss)     $ 1,269,000     $(28,000)  $3,371,000     $(366,000)


Capital Expenditures    $ 1,803,000      $16,000   $3,668,000       $98,000

Property Plant and
 Equipment, Net         $ 8,522,000   $1,413,000   $8,522,000    $1,413,000


        (1) Net interest and other expense at the segment level does not include corporate interest income and as a consequence it does not aggregate to consolidated financial amounts reported.

          H)       Litigation

On   December   13,  1991,  the  Company  was  served  with   a   complaint
from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

In   August   1995,   the   U.S.   District   Court   issued   a   directed
verdict of non-infringement in the Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury, which found non-
infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and
the   United  States  Court  of  Appeals  for  the  First  Circuit  ("Court
of Appeals") subsequently reversed and remanded the case for further proceeding. In October 1997, the Court of Appeals administratively dismissed the case.

In   related   actions,   in   April  1997,  the   United   States   Patent
Office ("PTO") rejected certain claims of Vitronics' patent #4,654,502 as being unpatentable. This decision by the PTO, if upheld on appeal, should terminate the pending lawsuit. In December 1996, the Company named Vitronics and its Chairman and
CEO, James Manfield in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit and that claim 1 of U.S. Patent #4,883,301 was invalid, unenforceable and as consequence that the patent was not infringed.

In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined. Management of the Company believes that Vitronics' claim is without merit and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.

          I)       Subsequent Events

In October 1997, the Company acquired, through its wholly owned subsidiary WMC, Rite Cable Construction, Inc. ("RITE")
headquartered    in  Deland,   Florida.    The   purchase    price    was
approximately $3.8 million and was satisfied by the issuance of 154,000 shares of the Company's common stock and $1,613,000 in cash.

The Rite purchase agreement contains provision for additional payments by the Company to the Rite shareholders to be satisfied by the issuance of Company common stock if certain EBITDA thresholds are met for the year ended September 30, 1998. One-
half of the additional payment will be satisfied by cash and the remainder by the issuance of common stock at $8.50 per share.

The Company continues to pursue acquisitions in the cable construction industry. As of October 31, 1997, the Company had signed letters of intent to purchase Can-Am Construction, Inc., Line Techs, Inc. and Schenck Communications, Inc. The consummation of these proposed transactions is contingent upon the completion of due diligence analysis, the signing of a definitive purchase and sale agreement, approval of both companies' boards of directors and other conditions.


                      ARGUSS HOLDINGS, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months
Ended September 30, 1996.

The   Company   had   net  income  of  approximately   $610,000   for   the
three   months  ended  September  30,  1997  compared  to  net  income   of
$136,000 for the three months ended September 30, 1996. The increase in net income was due primarily to the profitable results of WMC whose pretax income was $1,300,000. (See Note E to Consolidated Financial Statements).

Net sales for the three months ended September 30, 1997 increased $10,096,000 or 248% to approximately $14,168,000 from approximately $4,072,000 for the three months ended September
30, 1996 due primarily to the acquisition of WMC which had sales of $8,097,000 and to Conceptronic's increase in sales of $845,000 or 21%. Conceptronic sales for the third quarter of 1997 were favorably impacted by increased bookings of 22% or
$847,000   during   the  quarter.   The  increase  in  Conceptronic   sales
resulted from concerted efforts to increase market penetration in the SMT circuit assembly equipment industry.

Gross profit margin, excluding depreciation, was 32% of sales for the three months ended September 30, 1997 compared to 32%
for the comparable period in 1996. WMC had approximately a 31% gross profit margin for the three month period in 1997, while Conceptronic improved its margins to 36% through improved absorption of manufacturing costs and by higher sales levels with a product mix which had favorable margins.

Selling, general and administrative expenses for the three months ended September 30, 1997 were $2,374,000 compared to
$830,000   for   the  comparable  period  one  year  ago.    The   increase
was   largely   due  to  the  acquisition  of  WMC,  which  accounted   for
$668,000 in expenses as well as increased costs at Conceptronic for infrastructure expenditures.

Depreciation expense increased to $376,000 for the three months ended September 30, 1997 compared to $86,000 for the three months ended September 30, 1996 due primarily to WMC which had $260,000 of depreciation expense.

In the first quarter of 1997, the Company acquired WMC for a purchase price of approximately $17,200,000 which consisted of
1,571,326 shares of Common Stock, $ .01 par value per share, of the Company and approximately $8,642,000 in cash. The Company has classified as goodwill approximately $15,700,000, which represents the cost in excess of the fair value of the net assets of WMC, which was accounted for as a purchase transaction. Goodwill is being amortized using the straight-line method over 20 years resulting in goodwill amortization of $197,000 for the three months ended September 30, 1997.

The   Company   acquired,  effective  September  1,   1997,   through   its
wholly   owned   subsidiary  WMC,  the  assets   of   TCS   Communications,
Inc. ("TCS") headquartered in Palm Harbor, Florida.

TCS provides underground and aerial construction services and splicing for fiber optic and coaxial cable to major telecommunications customers on a national level. The purchase
price   for  TCS'  assets  was  approximately   $10,000,000,   and   was
satisfied   by  the  issuance  of  approximately  1,170,000   shares   of
the Company's common stock. Of this amount, 662,000 shares were issued at closing representing approximately $5,000,000 of the purchase price. The total number of shares of the Company's common stock to be issued will change as the Company has agreed to issue sufficient shares of common stock to provide $5,000,000 in value for the remainder of the purchase price. As at the acquisition date, the number of such shares of common stock required to realize $5,000,000 will be known when TCS sells these shares in market transactions within ninety days.

The TCS purchase agreement contains provision for additional payments by the Company to the TCS shareholders to be satisfied
by   the  issuance  of  the  Company's  common  stock  if  certain  minimum
EBITDA   thresholds  are  met  for  the  year  ended  August  31,    1998.
One-half   of   the   additional  payment  will   be   satisfied   by   the
issuance   of   shares  of  common  stock  valued  at  $6.40   per   share.
The  second  half  of  the  payment  will  be  satisfied  by  the  issuance of shares of common stock valued at prevailing market prices during the ninety day period following August 31, 1998. Any additional payments earned under the terms of the agreement will be recorded as an increase of the total acquisition price.

The   TCS   acquisition  has  been  accounted  for  as  a  purchase.    The
excess  of  the  total  acquisition  cost  over  the  fair  value  of   the
net assets acquired of $6,716,000 is being amortized by the straight-line method over twenty years resulting in $28,000 of goodwill amortized for the three months ended September 30, 1997.

Net interest expense for the three months ended September 30,1997 was $104,000 compared to $46,000 for the comparable period one year ago. The WMC net interest expense for the third quarter of 1997 was $77,000.

Income   tax  expense  increased  from  zero  to  $630,000  due   primarily
to the profitable operations of WMC.


Nine   Months   Ended   September  30,  1997  Compared   to   Nine   Months
Ended September 30, 1996.

The   Company   had  net  income  of  approximately  $2,002,000   for   the
nine   months   ended  September  30,1997  compared  to  a  net   loss   of
$126,000 for the comparable period of 1996. During the nine months ended September 30, 1997 improvement in earnings was due primarily to the profitable results of WMC whose pretax income was $3,404,000 and whose results are included commencing January 1, 1997. The increase in Conceptronic's pretax operating loss to $366,000 for the nine months ended September 30, 1997 compared to a pretax loss of $126,000 in the comparable period
one   year   ago   is   due   to   increased   operating   expenses.   (See
discussion below.)

Net sales for the nine months ended September 30, 1997 were approximately $35,826,000 compared to $11,632,000 for the comparable period of 1996, an increase of 208%. The increase is
primarily   due   to  WMC  sales  of  $21,026,000  and   an   increase   of
$2,014,000 or 17% in Conceptronic sales for the nine months ended September 30, 1997 which were favorably impacted by increased bookings of 17% or $1,944,000 during the nine months ended September 30, 1997. The increase in Conceptronic sales resulted from concerted efforts to increase market penetration in the SMT circuit-assembly equipment industry.

Gross   profit   margin,   excluding  depreciation,   was   32%   for   the
nine   months   ended  September  30,  1997  compared  to   32%   for   the
same period in 1996. WMC had a 31% gross profit margin and Conceptronic improved its margins to 34% through improved absorption of manufacturing costs by higher sales levels with a product mix, which has favorable margins.

Selling,   general  and  administrative  expenses  for  the   nine   months
ended September 30, 1997 were $5,943,000 compared to $2,675,000 for the same period in 1996. The increase is largely due to
WMC,   which   accounted   for   $1,799,000   of    these   expenses   and
increased costs at Conceptronic, which was the result of its infrastructure expenditures.

Depreciation expense was $824,000 for the nine months ended September 30, 1997 compared to $254,000 for the nine months ended September 30, 1996 due primarily to WMC which had $590,000 of depreciation expense.

Net interest expense for the nine months ended September 30, 1997 was $250,000 compared to $137,000 for the comparable period of 1996. The WMC net interest expense was $186,000 for the first nine months of 1997. Conceptronic's expense for the nine months ended September 30, 1997 decreased $37,000, to $100,000, due to reduced average amounts outstanding under its credit line. These amounts were partially offset by short-term interest income.

Income tax expense increased from zero to $1,003,000 due primarily to the profitable operations of WMC. The effective income tax rate was reduced as a result of the reversing of valuation allowances previously recorded against the entire deferred tax asset of $554,000.

Liquidity and Capital Resources

Net   cash   provided   by   operations   for   the   nine   months   ended
September  30,  1997  improved  to  $522,000  from  a  net  use  of   cash
of   $298,000  for  the  nine  months  ended  September  30,   1996.    The
positive   impact   of   the   WMC  acquisition   is   reflected   in   the
$632,000   positive   cash   flow  from  operations   that   WMC   provided
during the nine months ended September 30, 1997. The negative cash flow from Conceptronic operations for the nine months ended September 30, 1997 is due to the pretax loss of $366,000 for the nine months ended September 30, 1997 and an increase in inventories to support on time reflow oven deliveries. Net cash used for investing activities for the nine months ended September 30, 1997 was $12,609,000, compared to $58,000 in the comparable period of 1996. The increase in investing activities is primarily due to the acquisition of WMC and TCS, as well as its capital equipment acquisition program to support WMC's continued sales growth. Net cash flows provided by financing
activities   was   $4,930,000   for  the  nine   months   ended   September
30, 1997 compared to net cash flows provided by financing activities of $358,000 for the comparable period in 1996. The net increase reflects the proceeds from the Company's working capital and equipment acquisition credit lines.

The acquisition of WMC significantly impacted various balance sheet accounts during 1997. Cash declined by $7,157,000 to $3,161,000 due primarily to the WMC acquisition, which used net cash of $8,879,000. Accounts receivable increased $9,707,000 primarily due to the consolidation of WMC and TCS receivables of
$9,051,000 and the increased quarter end sales activity at Conceptronic. Long-term debt increased $4,362,000 due primarily to the addition of WMC's and TCS'$4,399,000 in long-term debt.

The Company has $4,500,000 in revolving lines of credit with commercial banks of which $4,100,000 was drawn down as of September 30, 1997 to fund increased inventories and capital asset purchases.

Arguss   continues   to   actively  pursue  acquisitions   in   the   cable
construction industry. Subject to due diligence and other considerations, the Company's commercial banking relationships have supported the acquisition program by expansion of the Company's credit facilities for equipment financing, revolving lines of credit and acquisition financing facilities.

The    Company    believes   it   has   sufficient    cash    flows    from
operations,   cash  on  hand,  and  availability  under  its  credit   line
to meet its liquidity needs for the foreseeable future.

                      ARGUSS HOLDINGS, INC.
                             PART II
                        Other Information

     Item 1: Legal proceedings: On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

In   August   1995,   the   U.S.   District   Court   issued   a   directed
verdict of non-infringement in the Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury, which found non-
infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and
the   United  States  Court  of  Appeals  for  the  First  Circuit  ("Court
of Appeals") subsequently reversed and remanded the case for further proceeding. In October 1997, the Court of Appeals administratively dismissed the case.

In   related   actions,   in   April  1997,  the   United   States   Patent
Office ("PTO") rejected certain claims of Vitronics' patent #4,654,502 as being unpatentable. This decision by the PTO, if upheld on appeal, should terminate the pending lawsuit. In December 1996, the Company named Vitronics and its Chairman and
CEO, James Manfield in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit and that claim
1 of U.S. Patent #4,883,301 was invalid, unenforceable, and as a consequence the patent was not infringed.

In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined. Management of the Company believes that Vitronics' claim is without merit and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying financial statements for any potential liability that might result.


     Items 2, 3, 4 and 5: Not Applicable.

     Item 4: Submission of Matters to a Vote of Security Holders.

     Item 6: Exhibits and Reports on Form 8-K.

          (a)  11a Statement Regarding Computation of Per Share Earnings

               27 Financial Data Schedule

          (b)  Reports on Form 8-K

     In a report on Form 8-K, dated September 19, 1997, the Company reported under item 2, "Acquisition or Disposition of Assets," the acquisition by the company, through a wholly owned subsidiary, of TCS Communications, Inc. As an exhibit on Form 8-K, the company reported under item 7 - Financial Statements and Exhibits - the audited balance sheet of TCS Communications, Inc. as of December 31, 1996 and 1995, and related statements of income, retained earnings and cash flow for the years then ended, as well as the unaudited pro forma balance sheet of Arguss as of June 30, 1997 and unaudited statements of operations for the fiscal year ended December 31, 1996 and for the six months ended June 30, 1997 giving effect to the pro forma impact of the acquisition of TCS.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Arguss Holdings, Inc.



November 10, 1997                    By: \\Rainer H. Bosselmann
                                     Rainer H. Bosselmann
                                     Chief Executive Officer

November 10, 1997                    By: \\ Arthur F. Trudel
                                     Arthur F. Trudel
                                     Principal Financial Officer
                                     and Principal
                                     Accounting Officer