Form 10KSB
period 1997-12-31
ARGUSS HOLDINGS INC
filed 1998-03-24
CIK 879986

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
             ___________________________________

                         FORM 10-KSB
         Annual Report under Section 13 or 15 (d) of
             the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1997
               Commission file number 0-19589
             __________________________________

                    Arguss Holdings, Inc.
               ("Formerly Conceptronic, Inc.")
  (Exact name of Small Business issuer as specified in its
                          Charter)

Delaware                                02-0413153
____________________               _________________________
(State or other jurisdiction of    (IRS Employer
Incorporation of Organization)     Identification No.)


      One Church Street, Suite 302, Rockville, Maryland
          (Address of Principal executive offices)

                            20850
                          (Zip Code)
           ______________________________________

                       (301) 315 - 0027
       (Issuer's telephone number including area code)
           ________________________________________

          Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:

                       Title of class
                Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No__

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal
year.  $53,284,000

     As of March 10, 1998, 10,357,622 shares of Common
Stock, $ .01 par value per share were outstanding. The aggregate market value of the shares of Common Stock, held by non-affiliates, based upon the closing price for such stock on March 10, 1998 was approximately $99,339,000.

             DOCUMENTS INCORPORATED BY REFERENCE

     The Company's definitive proxy statement for its Annual
Meeting of Stockholders to be held May 15, 1998 is incorporated by reference into Part III hereof.

                           PART I

     Statements made in this report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisons of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements may be subject to certain risks and uncertainties, including, but not limited to, continued acceptance of Arguss Holdings, Inc.'s products and services in the marketplace, uncertainties surrounding new acquisitions, floating rate debt, risks of the construction industry, including weather and an inability to plan and schedule activity levels, doing business overseas and risks inherent in concentration of business in certain customers. All of these risks are detailed from time to time in Arguss Holdings, Inc.'s filings with the Securities and Exchange Commission. Accordingly, the actual results of Arguss Holdings, Inc. (the "Company" or the "Registrant") could differ materially from such forward-looking statements.

Item 1.   Description of Business

General

     The Company (formerly Conceptronic, Inc.) was organized as a Delaware corporation on June 1, 1987. The Registrant invests in businesses that provide services and products to high growth industries. The Company currently owns companies that serve the telecommunications industry and the circuit board manufacturing industry. The Company has adopted an entrepreneurial management style, which stresses operational reliance on the acquired entrepreneurial partners who previously owned the companies acquired.
Employees are incentivized at all levels of responsibility with stock options.

     Prior to May 1997, the Company operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company, and its operating assets were held by wholly owned subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to Arguss Holdings, Inc. The subsidiary then adopted the name "Conceptronic, Inc" ("Conceptronic"). The Company's other wholly owned operating subsidiary is White Mountain Cable Construction Corp. ("WMC").

     The Company conducts its operations through its wholly owned subsidiaries, WMC and Conceptronic. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. WMC's operating divisions include TCS Communications, Inc. ("TCS"), and Rite Cable Construction, Inc. ("Rite"). Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

Telecommunications Construction

     Through its acquisitions in the telecommunications construction industry, the Company seeks to evolve into a geographically diverse telecommunications construction entity with a reputation for high quality and on-time performance. The Company has diversified its customer base and believes it is included on the bid lists of many of the major telecommunications firms. During 1997, the Company, through WMC, actively pursued acquisitions in the telecommunications construction industry. The Company acquired three cable construction companies - WMC, TCS and Rite - for an aggregate purchase price of $10.7 million in cash (including acquisition costs) and 2,772,000 shares of the Company's common stock. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $25.3 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

     On January 2, 1998, the Company acquired Can-Am Construction, Inc. ("Can-Am") and Schenck Communications, Inc. ("Schenck"). Can-Am and Schenck provide aerial and underground construction and splicing services for both fiber optic and coaxial cable to the telecommunications industry.
The purchase price is approximately $34.6 million and was satisfied by a combination of bank loans and the Company's common stock, plus the assumption of outstanding debt. The acquisitions will be accounted for as purchases. As such, the excess of purchase price over the estimated fair value of the acquired net assets, which approximates $26.9 million, was recorded as goodwill.

     Through its strategy of evolving into a geographic and customer diverse telecommunications construction company,
WMC is able to exploit the rapidly accelerating deployment of fiber optics throughout the United States.
Telecommunications companies are expanding rapidly due to deregulation within the industry coupled with the increased demand for telecommunications services by both commercial and non-commercial users. The Company is participating in the industry's expansion through the construction of expanded capacity by deploying fiber optic cable, replacing aging copper and coaxial infrastructure and upgrading the capacity of existing infrastructure.

     WMC intends to emphasize its high quality reputation, outstanding customer base and highly motivated employees in competing for large national contracts. WMC believes that a high quality and well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers' needs for high quality and on time service. WMC is committed to invest in its repair and maintenance capabilities to maintain the quality and life of its equipment. Additionally, WMC makes a substantial investment annually in new vehicles and equipment.

     The Company's cable construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by WMC, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

     WMC continues to actively pursue larger regional contracts with major telecommunications firms. The positive impact of major contracts requires that WMC undertake extensive, up front preparations with respect to staffing, training and relocation of equipment. Consequently, WMC may incur significant period costs in one fiscal period and realize the benefit of contractual revenues in subsequent periods.

Manufacturing

     Conceptronic designs, manufactures and markets specialized, computer-controlled capital equipment used in SMT. The principal product lines are conveyorized forced convection ovens and sophisticated computer-controlled rework systems. Conceptronic targets its marketing efforts primarily to the computer, automotive, military/aerospace, telecommunications and SMT contract manufacturing industries. Traditionally, these industry segments utilize the most advanced SMT manufacturing techniques and capital equipment in order to remain competitive.

     Forced Convection Ovens: In reflow soldering, tens of thousands of connections can be formed simultaneously between surface mount component leads and the PCB surface. This operation must be performed under tightly controlled thermal conditions to avoid damage to the components and the PCB. As the PCB and components move on a conveyor system through the heating chamber of the oven, thermal energy is precisely delivered in controlled stages using heated forced gas convection. Forced convection is used due to its ability to transfer heat rapidly and uniformly with low required operating temperatures. Unlike traditional infrared dominant soldering ovens, this technique also protects sensitive devices from overheating.

     Conceptronic's ovens utilize proprietary computer control technology which incorporates Windows TM operating software, high velocity turbulent gas impingement and several patent pending methods for gas/flux management to maintain consistent flow levels (thermal performance) while in the presence of highly contaminating, flux byproducts. The consistent thermal efficiency of these systems enables the processing of a wide range of PCB assemblies with minimal required oven parameter changes. These systems can be optionally operated with nitrogen gas at low oxygen levels within the heat chamber. Conceptronic's forced convection ovens are easily integrated with other automated processing equipment used in the PCB assembly process, such as screen printing, robotics component placement and in-line cleaning systems.

Rework Systems: Conceptronic's rework systems are used to perform two basic tasks. These tasks include the removal and subsequent replacement of defective or improperly attached components and/or prototyping new circuit assemblies on a limited production basis.

     The rework systems incorporate semi-automatic component placement and removal capability and vision location/alignment capability. A video monitor included on the systems provides the operator with an accurate, magnified view of the component and associated attachment points to the PCB. High-end models are free standing and are capable of handling very large PCBs and surface mount component packages that have minimal spacing between soldering areas. Conceptronic's Freedom Series rework systems can solder and de-solder both traditional SMT components, as well as the latest "flip chip" and "micro BGA" packaging technologies. These new components utilize far less area and provide increased functionality over traditional components. Standard rework systems are not able to process such devices with the same process control and precision as the Freedom systems.

Consolidated Operations

     During 1997, WMC serviced many of the national firms in the telecommunications industry. Certain of WMC's more significant construction relationships were with Media One, TCI, Time Warner, Cox Communications and MacLeod USA. Two customers accounted for more than 68% of WMC's total sales in 1997. Through acquisitions and internal growth, WMC expects that the number and mix of customers, as well as the highly concentrated dependency upon several customers will change significantly in 1998 and in the future.

     For the year ended December 31, 1997, some of Conceptronic's larger customers were Chrysler Corporation, Ford Motor Company, Motorola, Inc., and Philips Electronics
Instruments Company. One customer accounted for more than 12% of Conceptronic's net sales in 1997.

     For the years ended December 31, 1997 and 1996, international sales accounted for approximately 46% and 35% of Conceptronic's net sales respectively. Although Conceptronic has not experienced any significant problems from its international sales, Conceptronic could encounter greater delays or costs in enforcing contracts with customers outside the United States, should disputes arise, and the ability of Conceptronic to offer competitively priced products outside the United States may be affected by currency fluctuations.

Backlog

     At December 31, 1997, WMC had a backlog of estimated commitments of $120 million to perform services in 1998 and later years. On December 31, 1997, Conceptronic had purchase orders reflecting a backlog of $2,200,000, compared to a December 31, 1996 backlog of $1,200,000. Conceptronic's backlog at December 31, 1997 is expected to be shipped within the next twelve months.

 Competition

     WMC operates in a highly competitive and fragmented industry. WMC competes with contractors ranging from small regional companies which service a single market to larger firms servicing multiple regions, as well as large national and multi national contractors. WMC believes it competes favorably with the other companies in the telecommunications construction industry.

     Competition in the printed circuit board assembly equipment market is substantial, particularly in the area of convection ovens. Conceptronic believes that the technological superiority of its products, together with its manufacturing philosophy and expertise, gives it a competitive advantage in the SMT assembly equipment industry. In addition, Conceptronic believes it is a leading supplier of automatic and semi-automatic rework systems in the United States. However, there can be no assurance that Conceptronic will be able to compete effectively against its competitors in the future.

     The principal competitive factors in the PCB assembly equipment market are product performance, price, reliability and the ability to meet customer's delivery schedules.
Conceptronic believes that it competes favorably with respect to each of these factors.

Research and Development

     During the years ended December 31, 1997 and 1996,
Conceptronic expended approximately $489,000 and $385,000 respectively, or approximately 2.6% and 2.5% of its net sales for each respective year on research and product development. In 1997, expenditures primarily involved work on the vision/alignment system of the Freedom Series systems, two new, patent pending, product cooling/flux management systems for Conceptronic's reflow ovens, further enhancements to the dual track conveyor systems and a new cable based PCB center support system. Further, Conceptronic expended significant resources on designs and prototypes of a new modularized manufacturing process.

Employees

     As of December 31, 1997, the Company had 627 employees, all of whom were full time. None of the Company's employees are represented by labor organizations and the Company is not aware of any activities seeking organization. The Company considers its relationship with its employees to be satisfactory.

Item 2.   Description of Property

Facilities

     WMC's corporate headquarters is located in an office facility in Epsom, New Hampshire. The Company acquired a 9,000-sq. ft. maintenance facility in 1997, in connection with the acquisition of WMC. During 1997, WMC constructed a 10,000-sq. ft. office facility on an adjacent lot. The Company expects these facilities, which are in excellent condition, to be adequate for its current operations.

     WMC's principal operations are conducted at local construction offices, equipment yards and storage facilities. These facilities are temporary in nature with most of WMC's services performed on customer premises or job sites. Because equally suitable temporary facilities are available in all areas where WMC does business, these facilities are not material to WMC's operations.

     Conceptronic currently owns and operates a manufacturing facility in Portsmouth, New Hampshire. This building, purchased in May 1992, has approximately 42,800 square feet of manufacturing and office space. Management expects this facility to provide adequate manufacturing capability for the foreseeable future. (See Note 7 to Notes to Consolidated Financial Statements for long term debt secured by this facility.)

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

     In August 1995, the U.S. District Court issued a directed verdict of non-infringement in the Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury, which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals for the First Circuit ("Court of Appeals") subsequently reversed and remanded the case for further proceeding. In October 1997, the Court of Appeals administratively dismissed the case.

     In related actions, in April 1997, the United States Patent Office ("PTO") rejected certain claims of Vitronics' patent #4,654,502 as being unpatentable. This decision by the PTO, if upheld on appeal, should terminate the pending lawsuit. In December 1996, the Company named Vitronics and its Chairman and CEO, James Manfield, in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims that Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known that the suit was without merit, and that claim 1 of U.S. Patent #4,883,301 was invalid, unenforceable, and as a consequence, the patent was not infringed. In November 1997, Dover Industries purchased Vitronics and succeeded in their interest.

     In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined. Management of the Company believes Vitronics' claim is without merit, and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying consolidated financial statements for any potential liability that might result.

Item 4.   Submission of Matters to a Vote of Security
Holders

          None

                           Part II

Item 5.   Market for Common Equity and Related Stockholder
Matters

     The Company's Common Stock, $ .01 par value per share, trades on The NASDAQ Small Cap Market tier of The NASDAQ
Stock Market under the symbol ARGX. For the periods reported below, the following sets forth the high and low sales price information for the Common Stock as reported by the National Association of Securities Dealers Automated
Quotation System (NASDAQ).

                   High     Low                        High     Low
1997 Common                         1996 Common
Stock                               Stock
First Quarter      $8.625   $5.50   First Quarter      $7.25    $5.25
Second Quarter     $8.0625  $6.00   Second Quarter     $7.00    $3.6875
Third Quarter      $12.375  $7.50   Third Quarter      $5.00    $3.00
Fourth Quarter     $14.75   $10.00  Fourth Quarter     $6.75    $3.75



     The Company has not paid dividends to its stockholders since its inception, and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company intends to retain any earnings to finance growth.

     The closing price of the Company's Common Stock on NASDAQ on December 31, 1997 was $14.50 per share. As of
December 31, 1997, the Company had approximately 184 stockholders of record for its Common Stock. The Company has 300 stockholders holding Common Stock in "Street Name."

Item 6.  Management's Discussion and Analysis or Plan of
Operations

     The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company
(including the Notes thereto) included elsewhere in this document.

General

     During 1997, the Company actively pursued acquisitions in the telecommunications construction industry. The Company acquired three telecommunications construction companies - WMC, TCS and Rite - (Collectively WMC) for an aggregate purchase price of $10.7 million in cash (including acquisition costs) and 2,772,000 shares of the Company's common stock. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. The Company as a result of the acquisitions recorded approximately $25.3 million in goodwill. This reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

     On January 2, 1998, the Company acquired Can-Am and
Schenck. Can-Am and Schenck provide aerial and underground construction and splicing services for both fiber optic and coaxial cable to the telecommunications industry. The purchase price was approximately $34.6 million, and was satisfied by a combination of bank loans and the Company's common stock, plus the assumption of outstanding debt. The acquisitions will be accounted for as purchases. As such, the excess of purchase price over the estimated fair value of the acquired net assets, which approximates $26.9 million, will be recorded as goodwill.

     The Schenck purchase agreement contains provision for additional payments by the Company to Schenck shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain minimum adjusted Earnings Before
Interest, Taxes, Depreciation and Amortization ("EBITDA") thresholds are met for the year ended December 31, 1998.
There is no cap for such additional payments. One-half of any additional payment to Schenck shareholders will be satisfied by the issuance of shares of common stock valued at $9.75 per share. The second half of the payment will be in cash. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill.

Results of Operations

1997 Compared to 1996

     The Company had net income of $1,805,000 for the twelve months ended December 31, 1997, compared to net income of $88,000 for the twelve months ended December 31, 1996. The increase in net income was due primarily to the profitable results of the cable construction segment whose pretax income was $3,145,000. (See Note 3 to Consolidated Financial Statements.)

     Net sales for the twelve months ended December 31, 1997 increased $37,631,000 or 240% to approximately $53,284,000 from approximately $15,653,000 for the twelve months ended December 31, 1996 due primarily to the acquisition of WMC which had sales of $34,776,000 and to Conceptronic's increase in sales of $2,855,000 or 18%. Conceptronic sales for 1997 were favorably impacted by increased bookings of 27% or $4,112,000 during the year. The increase in Conceptronic sales resulted from concerted efforts to increase market penetration in the SMT circuit assembly equipment industry.

     Gross profit margin, excluding depreciation, was 29% of sales for the twelve months ended December 31, 1997, compared to 33% for the comparable period in 1996. The decrease was due primarily to WMC, which had approximately a 27% gross profit margin for the twelve-month period in 1997, while Conceptronic improved its margins to 34% through improved absorption of manufacturing costs and by higher sales levels with a product mix which had favorable margins.

     Selling, general and administrative expenses for the twelve months ended December 31, 1997 were $9,042,000, compared to $3,628,000 for the comparable period one year ago. The increase was due largely to the acquisition of WMC, which accounted for $3,374,000 in expenses, as well as non cash stock compensation of $516,000 related to acquisitions, an increase in costs at Conceptronic for higher marketing and sales related expenses of $868,000 due to greater volume of business, and increased infrastructure expenditures in manufacturing and computer systems.

     Depreciation expense increased to $1,243,000 for the twelve months ended December 31, 1997, compared to $295,000 for the twelve months ended December 31, 1996 due primarily to WMC which had $1,028,000 of depreciation expense.

     During 1997, the Company acquired three cable construction firms - WMC (January 1, 1997), TCS (September 1, 1997) and Rite (October 1, 1997) - for an aggregate purchase price of approximately $30,971,000 which consisted of 2,772,000 shares of common stock, of the Company and approximately $10,700,000 in cash, including acquisition costs. The Company has classified as goodwill approximately $25,320,000, which represents the cost in excess of the fair value of the net assets of WMC, which was accounted for as a purchase transaction. Goodwill is being amortized using the straight-line method over 20 years resulting in goodwill amortization of $946,000 for the twelve months ended December 31, 1997.

     The Rite and TCS purchase agreements contain provisions for additional payments by the Company to the Rite and TCS shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain minimum adjusted EBITDA thresholds are met for the years ended September 30, 1998 and August 31, 1998, respectively. There is no cap on such additional payments. One-half of any additional payment to the TCS and Rite shareholders will be satisfied by the issuance of shares of common stock valued at $6.40 and $8.50 per share, respectively. The second half of the payment to Rite will be in cash; TCS will be satisfied by the issuance of shares of common stock valued at prevailing market prices during the ninety-day period following August 31, 1998. Any additional payments earned under the terms of the agreements will be recorded as an increase in goodwill.

     Net interest expense for the twelve months ended December 31, 1997 was $559,000 compared to $180,000 for the comparable period of 1996. The WMC net interest expense was $451,000 for 1997. Conceptronic's expense for the twelve months ended December 31, 1997 decreased by $28,000 to $152,000 due to reduced amounts outstanding under its credit line.

     Income tax expense increased from $15,000 to $998,000 due primarily to the profitable operations of WMC. The effective income tax rate was reduced as a result of the reversing of valuation allowances previously recorded against the entire December 31, 1996 deferred tax asset of $555,000.

1996 Compared to 1995

     The Company had net income of approximately $88,000 for the year ended December 31, 1996 ("Fiscal 1996") compared to net income of approximately $412,000 for the year ended December 31, 1995 ("Fiscal 1995"). The decrease was due to lower gross margins and higher selling expenses partially offset by a reduction in legal costs.

     Net sales in Fiscal 1996 were approximately $15,653,000 compared to approximately $15,028,000 in Fiscal 1995, an increase of approximately 4%. The increase in net sales was primarily attributable to increased market share in domestic and foreign rework systems partially offset by a reduction in cleaner system sales.

     Gross profit margin, excluding depreciation, for Fiscal 1996 was approximately 33% of net sales compared to approximately 37% for Fiscal 1995. The reduction was due to higher material costs associated with improvements required to meet customer expectations in product performance and reliability.

     Selling, general and administrative expenses for Fiscal 1996 were approximately $3,628,000 compared to approximately $3,115,000 for Fiscal 1995. Increased expenditures for advertising, product promotions, the opening of a new Asian Regional Sales office in Malaysia and a 28% increase in the sales and marketing staff was offset by a decrease in legal expenses from the Vitronics lawsuit.

     Interest income for Fiscal 1996 was approximately
$56,000 compared to $6,000 for Fiscal 1995. The increase represented one month's interest income on the proceeds received from the November 1996 private offering of Class A
Common Stock. Interest expense for Fiscal 1996 was approximately $236,000 compared to approximately $152,000 for Fiscal 1995, an increase of approximately 56%. The interest expense represented the mortgage interest on Conceptronic's manufacturing and office facility and Conceptronic's credit line. The increase in interest expense for Fiscal 1996 was attributed to increased amounts outstanding under the credit line due to the need to fund working capital requirements. As of December 31, 1996, Conceptronic had no borrowings against the line of credit.

Liquidity and Capital Resources

     Net cash provided by operations for the twelve months ended December 31, 1997 improved to $2,334,000 from a net use of cash of $438,000 for the twelve months ended December 31, 1996. The positive impact of the WMC acquisition is reflected in the $3,137,000 positive cash flow from operations that WMC provided during the twelve months ended December 31, 1997. The negative cash flow from Conceptronic for the twelve months ended December 31, 1997 is due to the pretax loss of $312,000 for the twelve months ended December 31, 1997 and an increase in inventories to support reflow oven deliveries. Net cash used for investing activities for the twelve months ended December 31, 1997 was $17,096,000, compared to $96,000 in the comparable period of 1996. Of the increase in investing activities, $9,900,000 is primarily due to the WMC acquisitions, as well as $7,196,000 which was spent on capital equipment acquisitions, including the WMC facility expansion to support WMC's continued sales growth. Net cash flow provided by financing activities was $5,659,000 for the twelve months ended December 31, 1997 compared to net cash flow provided by financing activities of $10,842,000 for the comparable period in 1996. The net financing activity in 1997 reflects the proceeds from the Company's expanded working capital and equipment acquisition credit lines, which were used to repay existing financing facilities, as well as increasing the Company's liquidity. In 1996, the Company completed a private placement for Class A Common Stock with net proceeds of approximately $11,730,000.

     The acquisition of WMC significantly impacted various balance sheet accounts during 1997. Cash declined by $9,103,000 to $1,215,000 due primarily to the WMC acquisitions, which used net cash of $9,900,000. Accounts receivable increased $10,739,000 primarily due to the consolidation of WMC receivables of $9,161,000 and the increased year end sales activity at Conceptronic. Long-term debt increased $5,957,000 due primarily to the acquisition and expansion of WMC, which had $6,008,000 in long-term debt at December 31, 1997.

     The Company had $5,500,000 in revolving lines of credit with commercial banks of which $4,294,000 was drawn down as of December 31, 1997 to fund increased inventories and working capital.

     The Company continues to actively pursue acquisitions in the telecommunications construction industry. Subject to due diligence and other considerations, the Company's commercial credit facilities for equipment financing, revolving lines of credit and acquisition financing facilities may be expanded. In the event that one or more satisfactory acquisition candidates are located, the Company may seek to expand its existing credit facilities or issue additional equity. (See page 6 for discussion of the 1998 acquisitions of Can Am and Schenck.)

     The Company believes it has sufficient cash flow from operations, cash on hand, and availability under its credit line to meet its liquidity needs for the foreseeable future.

     The Company has reviewed its computer systems with respect to compliance with "Year 2000" controls. The impact to the Company of systems' upgrades to become Year 2000-compliant is not believed to be significant.

Derivative Financial Instruments

     The Company has entered into fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from the Company's debt. Interest Rate Swaps are accounted for as hedges, and, accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt, and amortized as yield adjustments over the remaining term of the derivative financial instruments. The Company does not use such instruments for trading purposes.

     In order to hedge its variable-term loan interest rate risk, the Company has entered into various Interest Rate Swaps pursuant to which it pays fixed interest rates on $6,453,000 at approximately 7.8%, and receives variable interest rates on the same notional amount. During the year ended December 31, 1997, the Company's payments under Interest Rate Swaps were $8,000. The Company had no receipts pursuant to Interest Rate Swaps.

     The Company's Interest Rate Swaps expire as follows:

                          Interest Rate Swaps             12/31/97
Expiration Date     Interest Rate     Notional Amount   Market Value
Sept. 9, 2002           7.80%           $4,250,000       ($64,000)
Nov. 1, 2002            7.87%           $2,499,000       ($35,000)

     Other parties to the agreements expose the Company to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of non-performance. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate non-performance by the counter parties.

Seasonality

     The Company's cable construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by WMC, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

Impact of Inflation

     The primary inflationary factor affecting the Company's operation is increased labor costs. The Company's revenue is principally derived from services performed under master contracts, which typically include provisions to increase contract prices on an annual basis based on increases in the construction price index. Accordingly, the Company believes that increases in labor costs will not have a significant impact on its results of operations.

Item 7.   Financial Statements

     See Item 13 and the Index therein for a listing of the financial statements included as a part of this report.

Item 8.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     None.

                          PART III

     Items 9 to 12 are incorporated herein by reference to the Company's definitive proxy statement for its 1998 Annual
Meeting of Stockholders to be held May 15, 1998, to be filed with the Securities and Exchange Commission

Item 13.  Exhibits, Lists and Reports on Form 8-K

(a) (1) Financial Statements


The following is a list of the financial statements that are filed herewith:
                                                       Page
Independent Auditors' Report                             13

Consolidated Balance Sheets at December 31, 1997
and 1996                                                 14

Consolidated Statements of Operations for the
 years ended December 31, 1997 and 1996                  15

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1997 and 1996           16

Consolidated Statements of Cash Flows for the
years ended December 31, 1997 and 1996                   17

Notes to Consolidated Financial Statements               19

(a) (2)  Exhibits

     The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company as noted below:


Exhibit No.                   Title
3(a) Certificate of Incorporation, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
3(a)(i) Certificate of Designation establishing Class A Common Stock incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Form S-8 (No. 333-19277).
3(b) Bylaws, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement Form S-18 (No. 33-36142-B).
10(g) Equipment Lease between the Company and Eaton Financial Corporation incorporated by reference as an Exhibit to the company's Registration Statement on Form S-18 (No. 33-36142-B).
10(p) Line of Credit Agreement dated May 1, 1995 between the Company and the First National Bank of Boston incorporated by reference as an Exhibit to the Company's Form 10-KSB for 1995.
10(q) Agreement and Plan of Merger, dated February 26, 1997, by and between White Mountain Cable Construction Corp., Conceptronic, Inc. and White Mountain Acquisition Company, Inc. incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated March 5, 1997.
10(r) Guarantee Agreement dated March 5, 1997 by Conceptronic in favor of Citizens Bank New Hampshire incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated March 5, 1997.
10(s) Purchase and Sale Agreement dated September 19, 1997 by and between TCS Communications, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to
          Exhibit 10.01 to the Company's Current Report on Form 8-K, dated September 19, 1997.
10(t) Agreement and Plan of Merger dated January 2, 1998 by and between Can-Am Construction, Inc. Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to
          Exhibit 10.01 to the Company's Current Report on Form 8-K, dated January 2, 1998.
10(u) Agreement and Plan of Merger dated January 2, 1998 by and between Schenck Communications, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to
          Exhibit 10.02 to the Company's Current Report on Form 8-K, dated January 2, 1998.
10(v) Agreement and Plan of Merger dated October 6, 1997 by and between Rite Cable Construction, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to
          Exhibit 10.03 to the Company's Current Report on Form 8-K, dated January 2, 1998
10(w) Financing and Security Agreement dated September 11, 1997 by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic and NationsBank, NA and related promissory notes.
10(x) First Amendment to Financing and Security Agreements dated October 6, 1997 by Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic and NationsBank, NA and related promissory notes.
11        Statement regarding computation of per share
          earnings.
21        Subsidiaries of the Registrant.
23        Consent of KPMG Peat Marwick LLP.
27        Financial Data Schedule.

(a) (3)  Reports on Form 8-K

     In a Report on Form 8-K, dated March 5, 1997, the Company reported under Item 2, "Acquisition or Disposition of Assets", the acquisition by the Company, through a wholly owned subsidiary, of White Mountain Cable Construction Corp.

     (a) Financial Statements of Business Acquired: Audited balance sheet of WMC as of December 31, 1996 and 1995, and related statements of income, retained earnings and cash flow for the years then ended.

     In a Report on Form 8-K, dated September 19, 1997, the
Company reported under Item 2 "Acquisition or Disposition of
Assets" the acquisition through a wholly owned subsidiary of the assets of TCS Communications, Inc.

     (a) Financial Statements of Business Acquired: Audited balance sheet of TCS (a Texas S-Corporation) as of December 31, 1996 and 1995 and related statements of income, retained earnings and cash flow for the years then ended.

     In a Report on Form 8-K dated January 2, 1998, the Company reported under Item 2 "Acquisition or Disposition of Assets" the acquisition through a wholly owned subsidiary of Can-Am Construction, Inc., Schenck Communications, Inc. and Rite Cable Construction, Inc.

     (a)  Financial Statements of Businesses Acquired:
          Audited balance sheet of Can Am as of July 31, 1997, and related statements of income, retained earnings and cash flow for the year then ended.

     Unaudited, separate company financial information of Can Am as of September 30, 1997, and related statements of income and cash flow for the nine months then ended.

     Audited balance sheet of Schenck as of September 30, 1997 and related statements of income, retained earnings and cash flow for the year then ended.



                         Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Arguss Holdings, Inc.


                              By: /s/  Rainer H. Bosselmann
                                   Rainer H. Bosselmann
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


/s/ Rainer H. Bosselmann     Principal Executive  March 23, 1998
Rainer H. Bosselmann         Officer and Director

/s/ Garry A. Prime           Director             March 23, 1998
Garry A. Prime

/s/ William A. Barker        Director             March 23, 1998
William A, Barker

/s/ James D. Gerson          Director             March 23, 1998
James D. Gerson

/s/ Richard S. Perkins, Jr.  Director             March 23, 1998
Richard S. Perkins, Jr.

/s/ John A. Rolls            Director             March 23, 1998
John A. Rolls

/s/ Peter L. Winslow         Director             March 23, 1998
Peter L. Winslow

/s/ H. Haywood Miller III    Executive Vice       March 23, 1998
H. Haywood Miller III        President and Secretary

/s/ Arthur F. Trudel         Principal Accounting March 23, 1998
Arthur F. Trudel             Officer and Principal
                             Financial Officer


                Independent Auditors' Report

The Board of Directors and Stockholders - Arguss Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Arguss Holdings, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arguss Holdings, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





/S/KPMG Peat Marwick LLP
Boston, Massachusetts
February 13, 1998

                    Arguss Holdings, Inc.

                 Consolidated Balance Sheets

                 December 31, 1997 and 1996


                           Assets

Current assets:                            1997               1996
                                           ----               ----
Cash                                  $ 1,215,000         $10,318,000
Accounts receivable, trade,
net of allowance for
doubtful accounts of                   13,656,000           2,917,000
$129,000 and $50,000 in
1997 and 1996, respectively
Inventories                             4,618,000           4,133,000
Other current assets                    1,585,000             346,000
Deferred tax asset                        313,000                   -
                                       ----------          ----------
     Total current assets              21,387,000          17,714,000
                                       ----------          ----------

Property, plant and equipment          15,512,000           2,525,000
Less accumulated depreciation           2,238,000           1,132,000
                                       ----------          ----------
Property, plant and equipment,         13,274,000           1,393,000
net                                    ----------          ----------

Goodwill, net                          24,374,000                   -
                                       ----------        ------------
                                      $59,035,000         $19,107,000
                                      ===========        ============

            Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term
 debt                                  $1,632,000             $48,000
Short-term borrowings                   4,294,000                   -
Accounts payable                        4,141,000           1,478,000
Accrued expenses and other
liabilities                             4,212,000           1,772,000
                                        ---------           ---------
     Total current liabilities         14,279,000           3,298,000
                                       ----------           ---------

Long-term debt, excluding
current position                        6,995,000           1,038,000
Deferred income taxes                     791,000                   -
                                       ----------           ---------
     Total liabilities                 22,065,000           4,336,000
                                       ----------           ---------
Commitments and Contingencies

Shareholders' equity:
Preferred stock, $.01 par
 value.  Authorized
1,000,000 shares; no shares
issued and outstanding.
Common stock, $.01 par value.
Authorized 20,000,000
shares and 15,000,000 shares
 at December 31, 1997                      85,000              57,000
and 1996, respectively

Additional paid-in capital             36,443,000          16,077,000
Retained earnings
(accumulated deficit)                     442,000          (1,363,000)
                                       ----------         -----------
     Total stockholders' equity        36,970,000          14,771,000
                                       ==========         ===========
                                      $59,035,000         $19,107,000
                                       ==========         ===========

See accompanying notes to consolidated financial statements.

                    Arguss Holdings, Inc.

            Consolidated Statements of Operations

           Years Ended December 31, 1997 and 1996



                                            1997              1996
                                            ----              ----
Net sales                               $53,284,000       $15,653,000
Cost of sales,
   excluding depreciation                37,636,000        10,440,000
                                         ----------        ----------

     Gross profit                        15,648,000         5,213,000

Selling, general and
  administrative expenses                 9,042,000         3,628,000
Depreciation                              1,243,000           295,000
Goodwill amortization                       946,000                 -
Engineering and development
expenses                                  1,055,000         1,007,000
                                          ---------         ---------
     Income from operations               3,362,000           283,000
                                          ---------           -------

Other income (expense):
Interest income and other                    93,000            56,000
Interest expense                           (652,000)         (236,000)
                                          ---------          --------
                                           (559,000)         (180,000)
                                          ---------          --------
Income before income taxes                2,803,000           103,000
Income taxes                                998,000            15,000
                                            -------            ------
     Net income                          $1,805,000           $88,000
                                         ==========           =======


Basic earnings per share                       $.24              $.04
                                               ====              ====

Weighted average number
 of shares outstanding -
 basic                                    7,674,000         2,033,000
                                          =========         =========

Diluted earnings per share                     $.22              $.04
                                               ====              ====

Weighted average number
 of shares outstanding -
 diluted                                  8,061,000         2,082,000
                                          =========         =========

See accompanying notes to consolidated financial statements.

                    Arguss Holdings, Inc.

       Consolidated Statements of Stockholders' Equity

           Years Ended December 31, 1997 and 1996


                                                          Retained
                       Common Stock                       Earnings/   Total
                      ------------           Additional   (Accummu-   Stock-
                                              Paid-in     lated       holders'
           Shares      Class A     Amount     Capital     Deficit)    Equity
           -------     -------     ------     -------     -------     ------
Balance
at December
31, 1995   1,700,000           -   $17,000  $5,199,000 ($1,451,000)   $3,765,000

Issuance
of common
stock              -   4,000,000    40,000  10,878,000           -    10,918,000

Net income         -           -         -           -      88,000        88,000
          ----------  ----------    ------  ---------- -----------    ----------
Balance
at December
31, 1996   1,700,000   4,000,000    57,000  16,077,000  (1,363,000)   14,771,000
          ----------  ----------    ------  ----------   ---------    ----------
Issuance
of common
stock      2,819,000           -    28,000  20,366,000           -    20,394,000

Conversion
of Class A
common
stock      4,000,000  (4,000,000)        -           -           -            -

Net income         -           -         -           -   1,805,000     1,805,000
           ---------  ----------   -------  ----------   ---------     ---------
Balance
at December
31, 1997   8,519,000           -   $85,000 $36,443,000    $442,000   $36,970,000
           =========  ==========   ======= ===========    ========   ===========

See accompanying notes to consolidated financial statements.


                    Arguss Holdings, Inc.

            Consolidated Statements of Cash Flows

           Years ended December 31, 1997 and 1996

                                             1997           1996
                                             ----           ----
Cash flows from operating
 activities:

Net income                               $1,805,000        $88,000
Adjustments to reconcile net
income to net cash provided by
(used in) operatings activities:
Depreciation                              1,243,000        295,000
Goodwill amortization                       946,000              -
Non cash stock compensation                 516,000              -
Deferred income taxes                        91,000              -

Changes in operating assets
and liabilities:

Accounts receivable                      (1,770,000)       (87,000)
Inventories                                (195,000)      (893,000)
Other current assets                     (1,192,000)      (203,000)
Accounts payable                         (1,203,000)       310,000
Accrued expenses and other
liabilities                               2,093,000         52,000
                                        -----------      ---------
Net cash provided by (used in)
operating activities                      2,334,000       (438,000)
                                        -----------      ---------

Cash flows from investing
activities:

Additions to property, plant
and equipment                            (7,196,000)       (96,000)
Purchase of cable construction
companies                                (9,900,000)             -
                                        -----------       --------
Net cash used by investing
activities                              (17,096,000)       (96,000)
                                        -----------     ----------

Cash flows from financing
 activities:

Proceeds from lines of credit            14,111,000       (844,000)
Repayments of financing debt             (8,622,000)       (44,000)
Issuance of common stock                    170,000     11,730,000
                                        -----------     ----------

Net cash provided by financing
activities                                5,659,000     10,842,000
                                        -----------     ----------

Net increase (decrease) in cash          (9,103,000)    10,308,000

Cash, at beginning of year               10,318,000         10,000
                                        -----------     ----------
Cash, at end of year                     $1,215,000    $10,318,000
                                        ===========    ===========

Supplemental disclosures of cash
paid for:

Interest                                   $651,000       $237,000
Corporate income taxes                   $2,010,000              -

The  Company  incurred  a  non cash  reduction  of  $812,500 against additional paid-in capital with respect to the granting of various stock options in connection with the issuance of common stock during 1996.

                    Arguss Holdings, Inc.

      Consolidated Statements of Cash Flows (continued)

           Years ended December 31, 1997 and 1996




Supplemental disclosure of non cash investing and financing activities:

Acquisitions accounted for under purchase method of
accounting:
                                                       1997
                                                       ----
 Fair value of net assets acquired
 Accounts receivable                               $8,969,000
 Inventory                                            290,000
 Other current assets                                 978,000
 Property and equipment                             5,982,000
                                                    ---------
 Total non cash assets                             16,219,000

 Liabilities                                       (7,854,000)
 Long-term debt                                    (3,375,000)
                                                    ---------

 Net non cash assets acquired                       4,990,000

 Cash acquired                                        661,000
                                                    ---------
 Fair value of net assets acquired                  5,651,000
 Excess of costs over fair value
  of net assets acquired                           25,320,000
                                                   ----------

 Purchase price                                   $30,971,000
                                                   ==========

 Common stock issued                              $20,222,000
 Cash paid                                         11,410,000
 Cash acquired                                       (661,000)
                                                   ----------
 Purchase price                                   $30,971,000
                                                   ==========


In 1996, there were no acquisitions.

See accompanying notes to consolidated financial statements.



                    Arguss Holdings, Inc.

         Notes to Consolidated Financial Statements

                 December 31, 1997 and 1996


(1) Organization

     Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc.". The Company's other wholly owned operating subsidiary is White Mountain Cable Construction Corporation ("WMC").

     The Company conducts its operations through its wholly owned subsidiaries - WMC and Conceptronic. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of telecommunications systems, cable television and data systems, including providing aerial construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.

(2)  Summary of Significant Accounting Policies

(a)  Revenue Recognition
WMC recognizes revenue during the period services are performed using contractual pricing schedules which detail unit prices for individual services performed. Conceptronic recognizes revenue when equipment manufactured is shipped.

(b) Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(c) Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

(d) Goodwill
Goodwill is amortized over a twenty-year period. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the undiscounted cash flow of the business segment, net of tax, over the remaining life of the asset in determining whether the asset is recoverable.

(e)  Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces deferred tax assets when it is more likely than not that a portion of the deferred tax asset will not be realized.

(f) Earnings Per Share
In December 1997, retroactive to January 1, 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" (SFAS 128). All previously reported earnings per share information reported as of December 31, 1997 for comparative purposes has been restated to reflect the impact of adopting SFAS 128.
Under SFAS 128, basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants. (See Note 9.) Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and all dilutive securities.

                               1997                             1996
                 Earnings                  Net      Earnings               Net
                 Per Share    Shares     Income       per      Shares    Income
                                                      Share
                 ---------    ------     ------     --------   -------   ------
Basic                 $.24   7,674,000  $1,805,000      $.04   2,033,000 $88,000
Effect of stock
options and
warrants              (.02)    387,000           -         -      49,000       -
                     -----  ----------  ----------      ----     ------- -------
Diluted               $.22   8,061,000  $1,805,000      $.04   2,082,000 $88,000
                     =====  ==========  ==========      ====   ========= =======


(g) Fair Value of Financial Instruments
The carrying amounts of cash, accounts receivable, short-term borrowings and accounts payable approximate fair values due to the short maturity of these instruments. The fair value of long-term debt approximates the carrying value because there have not been any material changes in market conditions or specific circumstances since the instruments were recorded.

The fair value of Interest Rate Swaps is determined monthly, based on the interest rate movements in the cash markets. Amounts due under such swaps are settled monthly in cash. The Company has neither received nor expended significant amounts with respect to monthly valuations. (See Note 7 for a discussion of the Company's use of Interest Rate Swaps and their fair value at December 31, 1997.)

(h) Impairment of Assets
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling cost. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

(i) Stock Option Plan
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.
On January 1, 1996, the Company adopted SFAS No. 123,
Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No.
123.

(j) Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k) Derivative Financial Instruments
The Company has entered into fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from the Company's debt.
Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments. The Company does not use such instruments for trading purposes.

(l) Reporting Comprehensive Income
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt this Statement during the first quarter of 1998.

(m) Disclosures about Segments of an Enterprise and Related
Information
In June 1997, the FASB issued Statement No. 131 "Disclosures about Segments and Related Information." This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application. The Company will adopt this Statement for its fiscal year ended December 31, 1998.

(n) Research and Development Expenditures
Research and development expenses incurred and expensed were $489,000 and $385,000, respectively, for the years ended December 31, 1997 and 1996. Such expenses are classified in engineering and development expenses in the accompanying Consolidated Statements of Operations.

(o) Reclassification
Certain amounts in the 1996 financial statements have been reclassified for comparability with the 1997 presentation.

                 Arguss Holdings, Inc.

          Notes to Consolidated Financial Statements

                December 31, 1997 and 1996

(3)  Segment Information

                            For the Year Ended December 31, 1997

                            Cable         Equipment
                        Construction    Manufacturing        Total
                        ------------   --------------        -----
Net Sales                 $34,776,000     $18,508,000       $53,284,000
Cost of sales,
excluding
depreciation               25,391,000      12,245,000        37,636,000
                           ----------      ----------        ----------
Gross profit
excluding
depreciation                9,385,000       6,263,000        15,648,000

Operating expenses
excluding depreciation      3,374,000       6,213,000         9,587,000
Goodwill amortization         946,000               -           946,000
Non cash stock
compensation                  441,000               -           441,000
Depreciation
expense                     1,028,000         210,000         1,238,000
                            ---------      ----------        ----------

Total operating
expense                     5,789,000       6,423,000        12,212,000
                            ---------      ----------        ----------
Interest and other
income                         34,000          15,000            49,000
Interest expense             (485,000)       (167,000)         (652,000)
                             --------      ----------        ----------
Pretax income (loss)       $3,145,000       ($312,000)       $2,833,000FN1
                           ==========      ==========        ==========


Capital expenditures       $6,967,000        $186,000        $7,153,000
                           ==========      ==========        ==========
Property, plant
and equipment             $11,859,000      $1,376,000       $13,235,000
                          ===========      ==========       ===========

Total assets              $47,205,000     $10,720,000       $57,925,000
                          ===========     ===========       ===========

Total liabilities         $16,658,000      $6,631,000       $23,289,000FN2
                          ===========     ===========       ===========

The Company has customers whose sales represent a significant portion of segment net sales.
Telecommunications construction sales to two of these customers accounted for 58% and 11%, respectively, in 1997.
Equipment manufacturing sales to one customer was 12% of that segment's net sales in 1997.fn3



-----------------
FN1 Segment information does not reconcile to consolidated income before tax due to net unallocated corporate expense, which is due to approximately $75,000 in stock option expense net of corporate interest income.
FN2 Inter-company corporate payables of $1,481,000 and $1,077,000 are included in the respective total liabilities of the telecommunications construction and equipment manufacturing segments.
FN3 For a description of the Company's segments, see footnote 1.



                     Arguss Holdings, Inc.

           Notes to Consolidated Financial Statements

                   December 31, 1997 and 1996

(4)  Inventories
Inventories consist of the following:

                                   December 31,
                                 ---------------
                                 1997             1996
                                 ----             ----
     Raw materials            $2,588,000     $1,831,000
     Work in process             512,000      1,023,000
     Finished goods            1,518,000      1,279,000
                               ---------      ---------
                              $4,618,000     $4,133,000
                               =========      =========
(5)  Property, Plant and Equipment

Property, plant and equipment consists of the following:

                                  December 31,
                              --------------------        Estimated
                              1997            1996        useful lives
                              ----            ----        -------------
Buildings                      $2,420,000    $1,265,000         31.5 years
Transportation equipment        5,854,000             -            5 years
Machinery and equipment         5,817,000       678,000          3-7 years
Office furniture and fixtures   1,421,000       582,000          4-7 years
                               ----------     ---------
Property, plant and equipment $15,512,000    $2,525,000
                               ==========    ==========

(6)  Short Term Borrowings

In September 1997, the Company obtained a $4,000,000 revolving line of credit secured by accounts receivable for WMC ("WMC Line"), and a $1,500,000 revolving line of credit secured by accounts receivable and inventory for Conceptronic ("Conceptronic Line"). Both lines of credit replace predecessor facilities with other financial institutions and mature on May 31, 1998. The WMC Line bears a floating interest rate in relation to 30-Day LIBOR and the Conceptronic Line bears a floating interest rate at Prime. Other information regarding current and predecessor lines of credit for 1997 is as follows:

                         WMC Line       Conceptronic Line
                         ---------      -----------------
Amount outstanding at
12/31/97                 $2,869,000            $1,425,000
Weighted average
interest rate
  at 12/31/97                 7.62%                  8.5%
Weighted average
borrowing outstanding
 during the year         $1,004,000              $913,000
Weighted average
interest rate during
the year                       7.5%                  8.5%
Maximum outstanding
  during the year        $3,595,000            $1,500,000

Long-Term Debt

     In connection with the purchase of transportation equipment, as well as construction machinery and equipment for the expansion of WMC's capital assets to service the expansion of its revenue base, the Company entered into term loan agreements in September 1997 with NationsBank, N.A. These agreements financed new equipment and refinanced existing asset based credit facilities of the various telecommunications construction companies acquired. As of December 31, 1997, the remaining unpaid principal amounts, which equates to market value of the equipment term loan, was $7,218,000. During 1997, repayment of principal was $296,000.

     Minimum repayments of principal on the term facilities are $1,503,000 for the years ending December 31, 1998 through December 31, 2001 and $910,000 for the year ending December 31, 2002. The current term facilities and predecessor facilities had a weighted average effective interest rate of 7.86% for the year ending December 31, 1997 and the weighted average interest rate was 7.58% at December 31, 1997. The maximum amount outstanding under such facilities was $7,329,000, while the average amount outstanding was $3,972,000. The Company's current term facilities bear interest as a relationship to 30 day LIBOR.

     In connection with WMC's acquisition of TCS and Rite, WMC assumed responsibility for financing related to vehicles and machinery. Such borrowings, which will be substantially repaid over the next 36 months, are included in the current portion of long-term debt ($77,000) and long-term debt, excluding the current portion ($294,000).

     In order to hedge its variable term loan interest rate risk, the Company has entered into various Interest Rate Swaps pursuant to which it pays fixed interest rates on $6,453,000 at approximately 7.8%, and receives variable interest rates on the same notional amount. During the year ended December
31, 1997, the Company's payments under Interest Rate Swaps were $8,000. The Company had no receipts pursuant to Interest Rate Swaps.

The Company's Interest Rate Swaps expire as follows:

                  Interest Rate Swaps                   12/31/97
                  -------------------                   --------
Expiration Date     Interest Rate  Notional Amount     Market Value
---------------     -------------  ---------------     ------------
Sept. 9, 2002            7.80%          $4,250,000       ($64,000)
Nov. 1, 2002             7.87%          $2,499,000       ($35,000)

     Other parties to the agreements expose the Company to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of non-performance.
However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate non-performance by the counter parties.

     Conceptronic's headquarters and manufacturing facility with a net book value at December 31, 1997 of $1,040,000 is subject to the following long-term debt:

                                                   December 31,
                                                   ------------
                                              1997              1996
                                              ----              ----
Mortgage payable in equal monthly
  installments of $7,124, including
interest at the prime rate plus
1.5% payable through December 2002
At December 31, 1997, the interest rate
  was 9.75%.                               $548,000          $578,000

Subordinated mortgage payable to Granite
 State Development Corporation in equal
 monthly installments of $4,412, including
  annual interest at 7.07%, payable through
  February 2013.                            490,000           508,000
                                            -------           -------
                                          1,038,000         1,086,000
Less current portion of long-             ---------         ---------
term debt                                   (52,000)          (48,000)
                                          ---------         ---------
Long-term debt                           $  986,000        $1,038,000
                                          =========         =========

     The aggregate maturities of the above long-term debt for each of the five years subsequent to December 31, 1997, are as follows: 1998, $52,000; 1999, $57,000; 2000, $63,000;
2001, $68,000; 2002, $417,000; and $381,000, thereafter.

(8)  Income Taxes

     Income tax expense for the years ended December 31, 1997 and 1996 is as follows:

                                         1997                  1996
                                         ----                  ----
Current:
     Federal                         $826,000                $   -
     State                            300,000               15,000
                                      -------               ------
                                    1,126,000               15,000
                                    ---------               ------
Deferred:
     Federal                         (199,000)                  -
     State                             71,000                   -
                                      -------                -----
                                     (128,000)                  -
                                    ---------               ------
     Total tax expense               $998,000              $15,000
                                    =========               ======

     The actual income tax for the years ended December 31, 1997 and 1996, differs from the "expected" tax computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income tax as follows:

                                    1997             1996
                                    ----             ----
     Computed "expected" tax        $953,000      $35,000
     Increase (decrease)
      resulting from:
     State income taxes, net         162,000       (3,000)
     Goodwill amortization           322,000          -
     Change in deferred tax
     valuation allowance
     and movement in tax reserves   (555,000)     (24,000)
     Other                           116,000        7,000
                                    --------      -------
                                    $998,000      $15,000
                                    ========      =======

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, are as follows:

                                   1997           1996
                                   ----           ----
     Inventory                  $262,000      $159,000
     Allowance for doubtful
     accounts                     48,000        21,000
     Tax carryforward              3,000       313,000
     Property and equipment     (750,000)           -
     Other                       (41,000)       62,000
                                 -------       -------
    Total net deferred tax
     assets (liabilities)       (478,000)      555,000

     Less valuation allowance      -          (555,000)
                                  ------       -------
     Net deferred tax assets
     (liabilities)             ($478,000)      $    -
                                --------       -------
(9)  Stock Option Plan

     The Company established a stock option plan (the "Plan") in July 1991 pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan as amended in May 1997 authorizes the grant of options for up to 1,200,000 shares of common stock. Stock options granted may be "Incentive Stock Options" ("ISOs") or "Non-qualified Stock Options" ("NSOs"). ISOs have an exercise price equal to the stock's fair market value at the date of grant, have ten-year term and vest and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price less than the stock's fair market value at the date of grant for a five-year term and vest and become fully exercisable one year from the date of grant.

     In connection with the consummation of the private placement of the shares of the Company's Class A common stock in November 1996, the Company granted to an individual, 150,000 options at $3.00 per share which have a five-year term and vest and became fully exercisable at the date of grant. Also in connection with the private placement, the Company issued 100,000 options to another individual at $3.00 per share, which have a ten-year term and vest and became fully exercisable at the date of grant. The difference between the exercise price and the fair market value at the date of the grant of $6.25, multiplied by the number of options granted, has reduced additional paid in capital by $812,500. In addition, in November 1996, the Company granted to a certain director, 40,000 options at $3.00 per share, which have a ten-year term and vest and became fully exercisable at the date of grant.


     During 1997, the Board of Directors granted 318,000 NSOs to employees of acquired entities at virtually every level of responsibility and 55,000 NSOs to new corporate staff. The
NSOs were granted at the following prices:

    Grant Price          Options
    -----------          -------
      $4.75               50,000
       5.50              153,000
       6.40              100,000
       8.50               50,000
       9.50                5,000
      13.875              15,000

     The Company applies APB No. 25 and related interpretations for its stock option plan. Accordingly, compensation expense is not recorded for stock options granted at fair market value. For NSOs grants, compensation equal to the excess of market value over exercise price at date of grant is deferred and amortized to expense over the vesting period. The compensation cost charged for the 373,000 NSOs granted to employees of WMC and corporate employees and 40,000 options granted to a director in 1996 set out above was $516,000 for 1997 and $50,000 for 1996.
Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                 1997                   1996
     Net income:
     As reported              $1,805,000               $88,000
     Pro forma                 1,392,000                23,000
     Basic earnings per share:
     As reported                    $.24                  $.04
     Pro forma                      $.18                  $.01
     Diluted earnings per share:
     As reported                    $.22                  $.04
     Pro forma                      $.17                  $.01

     Pro forma net income reflects only options granted in 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1996 is not considered.

     The per share weighted average fair value of ISOs granted in 1997 and 1996 was $6.11 and $4.19, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
dividend yield of 0%; expected volatility of 0.77; (1996:
 .823) risk free interest rate of 5.5% (1996: 6%), and expected life of five years (1996: 2.8 years).

     Stock option activity during the periods indicated is as follows:

                                  No. of          Weighted Average
                                  Options           Exercise Price
                                 --------          ---------------
  Balance at December 31, 1995   138,000                $   3.46
          Granted                298,000                    3.09
          Exercised                -                           -
          Forfeited                -                           -
          Expired                  -                           -
                                --------

  Balance at December 31, 1996   436,000                    3.21
          Granted                641,000                    7.85
          Exercised              (55,000)                   3.12
          Forfeited               (9,000)                   5.75
          Expired                  -                           -
                                --------
  Balance at December 31, 1997 1,013,000                    6.10
                               =========

     At December 31, 1997, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

                                            Weighted Average
Exercise Price           No. of Options      Remaining Life
--------------           --------------     ----------------
      $2.50                   25,000               6.2 years
       3.00                  290,000               3.9
       3.88                    8,000               7.7
       4.26                   50,000                .7
       4.75                   50,000               4.2
       5.50                  153,000               4.2
       5.75                   85,000               9.0
       6.40                   86,000               4.7
       6.50                    8,000               8.2
       7.25                    8,000               9.5
       8.00                   50,000               9.5
       8.50                   50,000               4.7
       9.50                    5,000               4.6
      13.00                  130,000              10.0
      13.875                  15,000               4.7
                             -------
                           1,013,000

     At December 31, 1997 and 1996, the number of options exercisable was 380,000 and 428,000, respectively, and the weighted average exercise price of those options was $3.22 and $3.15, respectively.

     In connection with its November 1996 private placement of common stock, the Company issued to the placement agent warrants to purchase 100,000 shares of common stock. The exercise price is $3.00 per share, and the warrants are exercisable through November 2000.

(10) Defined Contribution Plans

     The Company has 401-K Savings Plans covering employees of Conceptronic and TCS. WMC sponsors a profit sharing plan whereby WMC makes discretionary annual contributions for its eligible employees. The Company's expense for these defined contribution plans totaled $296,000 and $4,000, respectively, in 1997 and 1996. The Company also provides for administrative expenses related to the plans. Administrative expenses amounted to $17,000 and $11,000, respectively, in 1997 and 1996.


(11) Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. (See Note 7 with respect to Interest Rate Swaps.) Conceptronic's export sales for the years ended December 31, 1997 and 1996, were approximately 16% and 35% of net sales, respectively.

     WMC's two largest customers accounted for approximately 45% of net sales, and Conceptronic's four largest customers accounted for approximately 11% of net sales for the year ended December 31, 1997. The Company does not believe that it is exposed to significant credit risk due to the creditworthiness of its customers.

(12) Acquisitions

     During 1997, the Company acquired three cable construction companies - WMC, TCS and Rite - for an aggregate of $10.7 million in cash and 2,772,000 shares of the Company's common stock. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $25.3 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

     The Rite and TCS purchase agreements contain provisions for additional payments by the Company to the Rite and TCS shareholders to be satisfied by the issuance of the Company's common stock if certain minimum adjusted EBITDA thresholds are met for the respective years ended September
30, 1998 and August 31, 1998. There is no cap for such provisional payments. One-half of the additional payment will be satisfied by the issuance of shares of common stock valued at $8.50 and $6.40 per share, respectively. The second half of the payment to Rite will be in cash, while
TCS' purchase price will be satisfied by the issuance of shares of common stock valued at prevailing market prices during the ninety-day period following August 31, 1998. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill.

     The following unaudited pro forma data summarize the results of operations for the years ended December 31, 1997 and 1996, respectively, as if these acquisitions had been completed January 1, 1996. The unaudited pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization, stock option expense, income taxes and number of weighted average shares outstanding. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the acquisitions had occurred on January 1, 1996, or that may be obtained in the future. The unaudited pro forma data do not give effect to acquisitions completed subsequent to December 31, 1997. (See
Note 13 to the Consolidated Financial Statements.)


Pro Forma Data                          (Unaudited)
                                      1997            1996
                                      ----            ----
Sales                            $69,031,000     $59,941,000
                                  ==========      ==========

Gross profit excluding
depreciation                      19,068,000      16,698,000

Operating expenses
  excluding depreciation          11,694,000       9,113,000
Depreciation                       1,859,000       1,609,000
Goodwill amortization              1,409,000       1,409,000

Pretax income                      3,316,000       2,684,000

Net income                        $1,979,000      $1,047,000
                                   =========       =========

Basic earnings per share                $.23            $.22
                                        ====            ====

Weighted average shares
outstanding                        8,487,000       4,804,000
                                   =========       =========

Diluted earnings per share              $.22            $.22
                                        ====            ====
Weighted average shares
outstanding                        8,875,000       4,854,000
                                   =========       =========

(13) Post Balance Sheet Event

     On January 2, 1998, the Company announced the acquisitions of Can-Am Construction, Inc. ("Can-Am") and Schenck Communications, Inc. ("Schenck"). Can-Am and Schenck provide aerial and underground construction and splicing services for both fiber optic and coaxial cable to the telecommunications industry. The purchase price was approximately $34.6 million to be satisfied by a combination of bank loans and the Company's common stock, plus the assumption of outstanding debt.

     The acquisitions will be accounted for as purchases.
As such, the excess of purchase price over the estimated fair value of the acquired net assets, which approximates
$26.9 million, will be recorded as goodwill.

     The Schenck purchase agreement contains provision for additional payments by the Company to Schenck shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain adjusted EBITDA thresholds are met for the year ending December 31, 1998. There is no cap for such provisional payments. One-half of the additional payment to Schenck shareholders will be satisfied by the issuance of shares of common stock valued at $9.75 per share. The second half of the payment will be in cash. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill.

     The following unaudited pro forma results of operations give effect to the 1997 Purchases and the purchases of Can-Am and Schenck as if they occurred as of January 1, 1996. Such pro forma information reflects certain adjustments, including amortization of goodwill, adjustment for imputed interest, income tax effects and an increase in the weighted average shares outstanding. These pro forma amounts do not purport to be indicative of the results that would have been actually attained if the acquisitions had occurred on January 1, 1996, or that may be obtained in the future.



Pro Forma Data                                (Unaudited)
                                        1997             1996
                                        ----             ----
Sales                              $105,519,000   $99,822,000
                                    ===========    ==========

Gross profit excluding depreciation  30,117,000    26,044,000

Operating expenses excluding
depreciation                         14,457,000    11,677,000
Depreciation                          3,679,000     3,174,000
Goodwill amortization                 2,777,000     2,777,000

Pretax income                         6,980,000     4,587,000

Net income                        $   3,078,000   $ 1,641,000
                                      =========     =========

Basic earnings per share                   $.30          $.25
                                           ====          ====

Weighted average shares outstanding   10,296,000    6,613,000
                                      ==========    =========

Diluted earnings per share                  $.29         $.25
                                            ====         ====

Weighted average shares outstanding   10,684,000    6,663,000
                                      ==========    =========

(14) Commitments

     The Company, through its subsidiaries, has entered into various non-cancelable operating leases for facilities, transportation equipment and machinery and equipment. Total rent expense for all operating leases was approximately $290,000 and $5,000 for 1997 and 1996, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997:


              1998           $424,000
              1999            168,000
              2000             73,000
              2001             49,000
              2002              8,000
             Thereafter             -
                             --------
                             $722,000
                              =======

(15) Litigation

     On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs.
The claim was filed in the United States Federal District
Court, District of New Hampshire.

     In August 1995, the U.S. District Court issued a directed verdict of non-infringement in the Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury, which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals for the First Circuit ("Court of Appeals") subsequently reversed and remanded the case for further proceeding. In October 1997, the Court of Appeals administratively dismissed the case.

     In related actions, in April 1997, the United States Patent Office ("PTO") rejected certain claims of Vitronics' patent #4,654,502 as being unpatentable. This decision by the PTO, if upheld on appeal, should terminate the pending lawsuit. In December 1996, the Company named Vitronics and its Chairman and CEO, James Manfield, in a lawsuit, filed in Superior Court of the State of New Hampshire, citing malicious prosecution and abuse of process. The suit claims Vitronics, when it initiated the 1991 patent infringement case against Conceptronic, knew or should have known, that the suit was without merit, and that claim 1 of U.S. Patent #4,883,301 was invalid, unenforceable and, as a consequence, the patent was not infringed. In November 1997, Dover Industries purchased Vitronics and succeeded in their interest.

     In the opinion of counsel, the ultimate outcome of this litigation cannot presently be determined. Management of the Company believes Vitronics' claim is without merit, and that the Company will ultimately prevail. Accordingly, no provision has been made in the accompanying consolidated financial statements for any potential liability that might result.