Form 10QSB
period 1998-03-31
ARGUSS HOLDINGS INC
filed 1998-05-12
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           Form 10-QSB


           Quarterly Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934


 For Quarter ended: March 31, 1998    Commission File Number: 0-19589



                   ARGUSS HOLDINGS, INC.

               (Exact name of Registrant as
                 specified in its Charter)

            Delaware                     02-0413153
         (State of other              (I.R.S. Employer
         jurisdiction of           Identification Number)
        incorporation of
          organization)


    One Church Street, Suite 302,            20850
         Rockville, Maryland                (Zip Code)
        (Address of Principal
          Executive Offices)


 Registrant's Telephone Number, including Area Code:      301-315-0027


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


 Yes: X           No:___



As of April 9,1998, there were 10,368,685 shares of Common Stock,
$ .01 par value per share, outstanding.






                      ARGUSS HOLDINGS, INC.


                              INDEX




     Part I - Financial Statements:

          Item 1 - Financial Statements


               Consolidated Balance Sheets - (Unaudited)
               March 31, 1998 and December 31, 1997                     3

               Consolidated Statements of Operations - (Unaudited)
               Three Months Ended March 31, 1998 and March 31, 1997     4

               Consolidated Statements of Cash Flows - (Unaudited)
               Three Months Ended March 31, 1998 and March 31, 1997     5

               Notes to Consolidated Financial Statements
               (Unaudited)                                              7


          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 11

     Part II - Other Information

          Items 1 through 6                                            14

          Signatures                                                   15

          Exhibits                                                     16



                      ARGUSS HOLDINGS, INC.

                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)


                                   March 31, 1998      December 31,1997

      Assets

Current assets:
     Cash                            $  2,340,000         $  1,215,000
     Restricted cash from customer
     advances                           6,968,000                    -
     Accounts receivable trade,
     including retainage of $1,844,000
     and $1,884,000,respectively       20,175,000           13,656,000
     Inventories                        5,058,000            4,618,000
     Other assets, current              1,941,000            1,898,000
                                      -----------           ----------

          Total current assets         36,482,000           21,387,000
                                      -----------           ----------
Property, plant and equipment, net     22,017,000           13,274,000
Goodwill net                           51,093,000           24,374,000
                                      -----------           ----------
                                    $ 109,592,000         $ 59,035,000
                                      ===========           ==========
      Liabilities and
       Stockholders' Equity

Current liabilities:

     Current portion long-term debt $   5,624,000         $ 1,632,000
     Short-term borrowings              5,869,000           4,294,000
     Accounts payable                   6,446,000           4,141,000
     Customer advances                  7,000,000                   -
     Accrued expenses and other
      liabilities                       4,644,000           4,212,000
                                      -----------          ----------
          Total current liabilities    29,583,000          14,279,000
                                      -----------          ----------

Long-term debt, excluding current
  portion                              22,453,000           6,995,000
Deferred income taxes                   1,549,000             791,000
                                      -----------          ----------
          Total liabilities            53,585,000          22,065,000
                                      -----------          ----------
Stockholders' equity:
     Common stock $.01 par value          104,000              85,000
     Additional paid-in capital        56,234,000          36,443,000
     Retained earnings deficit           (331,000)            442,000
                                      -----------          ----------
          Total stockholders'equity    56,007,000          36,970,000
                                      -----------          ----------
                                    $ 109,592,000        $ 59,035,000
                                      ===========          ==========



The accompanying notes are an integral part of these financial statements.


                      ARGUSS HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                              Three Months Ended
                                           March 31, 1998  March 31, 1997

   Net sales
                                              $24,239,000   $8,976,000
   Cost of sales, excluding depreciation       18,791,000    6,514,000
                                               ----------    ---------
     Gross profit, excluding depreciation       5,448,000    2,462,000


   Selling, general and
   administrative expenses                      3,455,000    1,506,000
   Depreciation                                 1,324,000      208,000
   Goodwill amortization                          654,000      196,000
   Engineering  and development
   expenses                                       246,000      260,000
                                               ----------    ---------
         Income (loss) from operations           (231,000)     292,000
                                               ----------    ---------
   Other income (expense):
         Interest income and other                 56,000       24,000
         Interest expense                        (678,000)     (79,000)
                                               ----------    ---------
         Income <loss> before tax benefit        (853,000)     237,000

   Income tax benefit                              80,000      381,000
                                               ----------    ---------
         Net <loss> income                      ($773,000)    $618,000
                                               ==========    =========
   Income <loss> per share - basic                  ($.07)        $.09
                                               ==========    =========
   Weighted average number of
     shares - basic                            10,361,000    7,271,000
                                               ==========    =========
   Income <loss> per share - diluted                ($.07)        $.08
                                               ==========    =========
   Weighted average number of
     shares - diluted                          10,361,000    7,496,000
                                               ==========    =========

The accompanying notes are an integral part of these financial statements.

                      ARGUSS HOLDINGS, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                               Three Months Ended
                                        March 31, 1998      March 31, 1997

Cash flows from operating activities:
     Net <loss> income                      ($773,000)         $618,000
Adjustments to reconcile net <loss> income
to net cash provided by used in operating
activities:
     Depreciation                           1,324,000           208,000
     Goodwill amortization                    654,000           196,000
     Non cash stock compensation              411,000                 -
     Deferred income taxes                    100,000                 -
Changes in assets and liabilities:
     Accounts receivable                     (809,000)        1,174,000
     Inventories                             (440,000)         (476,000)
     Other current assets                     332,000          (627,000)
     Accounts payable                       1,260,000         1,160,000
     Accrued expenses and other
      liabilities                          (1,927,000)       (1,436,000)
                                           ----------        ----------
     Net cash provided by operating
      activities                              132,000           817,000
                                           ----------        ----------


Cash flows from investing activities:
     Net additions to property, plant
      and equipment                        (4,674,000)        (506,000)
     Purchase of cable construction
      companies                           (13,799,000)      (8,879,000)
                                          -----------       ----------
     Net cash used in investing
      activities                          (18,473,000)      (9,385,000)
                                          -----------       ----------

Cash flows from financing activities:
     Advance on TCI contracts               7,000,000                -
     Proceeds from lines of credit         22,425,000          339,000
     Repayments of financing debt          (3,309,000)        (846,000)
     Issuance of common stock                 318,000                -
                                          -----------       ----------
     Net cash provided by used in
      financing activities                 26,434,000         (507,000)
                                          -----------       ----------
     Net increase <decrease> in cash
      and restricted cash                   8,093,000       (9,075,000)
                                          -----------       ----------


    Cash at beginning of period             1,215,000       10,318,000
                                          -----------       ----------
    Cash and restricted cash at end
     of period                             $9,308,000       $1,243,000
                                          ===========       ==========

                      ARGUSS HOLDINGS, INC.
                          CONSOLIDATED
               STATEMENTS OF CASH FLOW (continued)
                          (Unaudited)

                                             Three Months Ended
                                       March 31, 1998    March 31, 1997

Supplemental disclosures of cash paid for:
Interest                                 $   678,000         $79,000
Corporate income taxes                       198,000               -

Supplemental disclosure of
   investing and financing activities:

Fair value of assets acquired:

Accounts receivable                      $ 5,710,000      $4,404,000
Inventory                                          -         290,000
Other current assets                         375,000          74,000
Property and equipment                     5,398,000       3,676,000
                                          ----------       ---------
     Total non cash assets                11,483,000       8,444,000
                                          ----------       ---------
Liabilities                               (3,620,000)     (4,843,000)
Long term debt                            (1,888,000)     (2,111,000)
                                          ----------      ----------
Net non cash assets acquired               5,975,000       1,490,000

Cash acquired                              1,725,000          15,000
                                          ----------      ----------
Fair value of net assets acquired          7,700,000       1,505,000

Excess of costs over fair value
  of net assets acquired                  27,373,000      15,700,000
                                          ----------      ----------
Purchase price                           $35,073,000     $17,205,000
                                          ==========      ==========
Common stock issued                      $21,274,000     $ 8,642,000
Cash paid                                 15,524,000       8,578,000
Cash acquired                             (1,725,000)        (15,000)
                                          ----------      ----------
Purchase price                           $35,073,000     $17,205,000
                                          ==========      ==========



The accompanying notes are an integral part of these financial statements.

                      ARGUSS HOLDINGS, INC.

                      NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS
                           (Unaudited)


     A)   Organization

Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name Conceptronic, Inc. On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." ("Conceptronic"). The Company's other wholly owned operating subsidiary is White Mountain Cable Construction Corp. ("WMC").

The Company conducts its operations through its wholly owned subsidiaries, WMC and Conceptronic. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major communications customers. WMC operates through its divisions -
White Mountain, Can-Am, TCS, Rite and Schenck. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.


     B)   Basis for Presentation

As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-QSB, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, filed with the Commission on March 24, 1998.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

Research and development expenses incurred and expensed were $173,000 and $114,000, respectively, for the quarters ended March
31, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The impact of this statement on the Company's financial statements is not significant because the company has no elements of comprehensive income at this time.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments and Relations Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures.

Certain amounts in the 1997 financial statements have been reclassified for comparability with the 1998 presentation.

     (C)  Earnings per Share

In December 1997, retroactive to January 1, 1997, the Company adopted FASB Statement No. 128, "Earnings Per Share" ("SFAS 128"). All previously reported earnings per share information reported as of December 31, 1997 for comparative purposes has been restated to reflect the impact of adopting SFAS 128.

  Under SFAS 128, basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and all dilutive securities. During the quarter ended March 31, 1998, the Company reported a loss. Consequently, the Company did not give the effect to stock options and warrants in the calculation of earnings per share as the result would be anti-dilutive.

              March 31, 1998                      March 31, 1997

               Earnings
               Loss                     Net       Earnings            Net
               per Shares   Share       Loss      per Share   Shares  Income

Basic           ($.07)   10,361,000  ($773,000)   $.09     7,271,000  $618,000
Effect of stock
 options and
 warrants           -            -           -     .01       225,000         -
              -------    ----------  ---------    ----     ---------  --------
Diluted          $.07    10,361,000  ($773,000)   $.08     7,496,000  $618,000
              =======    ==========  =========    ====     =========  ========

     D)   Accounts Receivable

The retained and unbilled accounts receivable which represent amounts withheld by contract with respect to WMC accounts receivable was $1,844,000 and $502,000, respectively, at March 31, 1998 and 1997. At March 31, 1998, the Company expects to collect such retainage within one year.

     E)   Acquisitions

In the first quarter of 1998, the Company acquired Can-Am Construction, Inc. ("Can-Am") and Schenck Communications, Inc. ("Schenck") which provide aerial and underground construction and splicing services for both fiber optic and coaxial cable to major telecommunications customers.

The purchase price was approximately $35 million and consisted of 1,809,000 shares of common stock of the Company and approximately $15 million in cash. The Company has classified as goodwill approximately $27.4 million which represents the cost in excess of the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 20 years. The Schenck purchase agreement contains provision for additional payments by the Company to Schenck shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain adjusted EBITDA thresholds are met for the year ending December 31, 1998. There is no cap for such provisional payments. One-half of the additional payment to Schenck shareholders will be satisfied by the issuance of shares of common stock valued at $9.75 per share. The second half of the payment will be in cash. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill.


     F)   Enterprise Segment Information

The  Company's operations have been classified into two  business segments for the quarter ended March 31, 1998, Communications and
Manufacturing.   Summary  financial  information  for   the   two
segments is as follows:



                Three Months Ended March 31, 1998

                          Manufacturing  Communications       Total

Net sales                   $ 5,049,000   $19,190,000    $ 24,239,000
Cost of sales, excluding
   depreciation               3,440,000    15,351,000      18,791,000
                              ---------    ----------      ----------
Gross profit, exlcuding
   depreciation               1,609,000     3,839,000       5,448,000

Operating expenses,
   excluding depreciation     1,481,000     1,809,000       3,290,000
Goodwill amortization                 -       654,000         654,000
Non cash stock compensation           -       386,000         386,000
Depreciation expense             55,000     1,269,000       1,324,000
                              ---------     ---------      ----------

Interest and other income         4,000        46,000          50,000
Interest expense                (50,000)     (628,000)       (678,000)
                              ---------     ---------      ----------
Pretax income <loss>        $    27,000     ($861,000)      ($834,000)(1)
                              =========     =========      ==========

Capital expenditures        $    24,000   $ 4,704,000    $  4,728,000
                              =========     =========      ==========
Property, plant and
 equipment, net             $ 1,345,000   $20,637,000    $ 21,982,000
                              =========    ==========      ==========

Total assets                $10,713,000   $97,533,000    $108,246,000
                             ==========    ==========     ===========
Total liabilities           $ 5,442,000   $46,787,000    $ 52,229,000(2)
                             ==========    ==========     ===========

(1)   Segment information does not reconcile to consolidated  net
      income before tax due to net unallocated corporate    expense of
      $19,000 which is the net of $6,000 in interest income and $25,000 in stock option expense.

(2)   Excludes   inter-company  payables   of   $1,155,000   for
      manufacturing     and     $1,108,000     for     communications
      segments, respectively.

    G)       Long-Term Debt

On January 2, 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of Can-Am and Schenck, the Company entered into an aggregate of $15,016,000 in new acquisition financing facilities. The facilities have a five-year amortization rate for repayment of the principal and include a balloon payment of approximately $3 million of the acquisitions financing facilities in December 1999 with the remaining principal amount of the facilities being repaid in equal monthly payments through December 31, 2002. The acquisition financing bears an interest rate of LIBOR, plus 275 basis points.

In addition, the Company expanded both its WMC revolving credit facility from $4 million to $8 million, and equipment financing facility from $3,500,000 to $6 million under the same interest rates and covenants as the original lines of credit.

Further,  the  Company  consummated  a  term  loan  to  refinance existing equipment financing facilities at Can-Am and Schenck. The proceeds of this line were $2,400,000, are payable over 48 months, and bear an interest rate at LIBOR, plus 165 basis points.

To hedge the variable term loan interest rate risk for $10 million in notional amount of the acquisitions financing facilities and the $2,400,000 in notional amount of the refinancing term loan, the Company during the three months ended March 31, 1998 entered into various interest rate swaps pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the three months ended March 31, 1998, the Company payment under the two new interest rate swaps aggregated $7,000. The Company had no receipts pursuant to the new interest rate swaps.

     H)   Litigation

On December 13, 1991, the Company was served with a complaint from Vitronics Corporation ("Vitronics"), one of the Company's competitors, alleging patent infringement involving its reflow soldering ovens. Vitronics sought an injunction, together with unspecified damages and costs. The claim was filed in the United States Federal District Court, District of New Hampshire.

In August 1995, the U.S. District Court issued a directed verdict of non-infringement in the Company's favor regarding method patent #4,654,502. Additionally, a decision was reached on the apparatus patent #4,833,301 by a jury which found non-infringement on all past and current Conceptronic ovens. Vitronics appealed the directed verdict on patent #4,654,502 and the United States Court of Appeals for the First Circuit ("Court of Appeals") subsequently reversed and remanded the case for further proceedings. In October 1997, the Court of Appeals administratively dismissed the case.

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

                      ARGUSS HOLDINGS, INC.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF CONSOLIDATED OPERATIONS

Results of Operations

Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name Conceptronic, Inc. On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." ("Conceptronic"). The Company's other wholly owned operating subsidiary is White Mountain Cable Construction Corp. ("WMC"). WMC operates through its divisions - White Mountain, Can-Am, Rite, TCS and Schenck.

The Company conducts its operations through its wholly owned subsidiaries, WMC and Conceptronic. WMC is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major communications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.

Three Months Ended March 31, 1998, Compared to Three Months Ended
March 31, 1997

The Company had a consolidated net loss of approximately $773,000 for the three months ended March 31, 1998, compared to net income of $618,000 for the three months ended March 31, 1997. The net loss is primarily due to losses incurred by WMC. The Company's results for the first quarter of 1998 are seasonally weaker due to the impact of severe winter weather on cable construction operations, primarily in the northeastern United States, and due to the fact that WMC has been focusing its resources to commence several significant, regional, multiple-year contracts with major telecommunications companies. During the three months ended March 31, 1998, WMC incurred transition costs to relocate crews and equipment and set up operations in several new locations. Consolidated net sales, as well as operating cost efficiencies, are expected to be favorably impacted during the second quarter and future periods as these contracts reach their revenue potential. (See discussion of gross profit below.)

For Conceptronic, the pre-tax income for the three months ended March 31, 1998 was $27,000, a $466,000 increase in income from the same period in 1997. For WMC, pre-tax loss for the three months ended March 31, 1998 was $861,000. Consolidated net income for the quarter ended March 31, 1998 was significantly effected by goodwill amortization of $654,000 and non cash stock compensation of $411,000 due primarily to stock options granted below market value to rank and file employees of newly acquired cable construction companies. Conceptronic's income performance in the first quarter of 1998 resulted from improved equipment sales.

Consolidated net sales in the first quarter of 1998 were approximately $24,239,000, compared to approximately $8,976,000 for the first quarter of 1997, an increase of nearly three-fold due primarily to the acquisitions of Can-Am, Schenck, TCS and Rite (collectively "Acquisitions"), which accounted for $12,401,000 of the increase. Operations of WMC owned for at least one year had a net sales increase of $1,495,000 or 28% for the three months ended March 31, 1998. For Conceptronic, net sales for the three months ended March 31, 1998 were $5,049,000, a 41%, or $1,467,000 increase over the comparable quarter in 1997 due to continued strength in the SMT industry. For all WMC operations, net sales for the three months ended March 31, 1998 were $19,190,000.

Consolidated gross profit margin, excluding depreciation, was 23% of sales in the first quarter of 1998 compared to 27% for the first quarter of 1997. The decrease in margins is attributed to WMC, which has its seasonally lowest gross profit performance during the winter months and is in the start-up phase for several large regional cable construction contracts. The impact of adverse weather conditions, in comparison to mild 1997 weather conditions, reduced WMC's gross profit margins from operations owned for at least one full year by 6% or approximately $400,000. With respect to TCS which is commencing significant, multiple-year projects in Orlando, Florida and Denver, Colorado, TCS experienced reduced gross profit margins from historical percentages by approximately $600,000. The reduced margins from the communications segment more than offset improved margins at Conceptronic, which increased from 29% in the three months ended March 31, 1997 to 32% in the comparable period in 1998, due primarily to a favorable mix of margins on equipment sold.

Consolidated selling, general and administrative expenses for the first quarter of 1998 were $3,455,000 compared to $1,506,000 for the first quarter of 1997. The increase was largely due to the Acquisitions, which had $1,593,000 in selling, general and administrative expenses for the three months ended March 31, 1998.

Depreciation expense increased to $1,324,000 for the three months ended March 31, 1998, compared to $208,000 for the three months ended March 31, 1998 due primarily to WMC which made fixed asset acquisitions of $6,967,000 during calendar year 1997, and
$4,700,000 during the three months ended March 31, 1998. The capital assets are amortized over sixty months. Further, the Acquisitions had $836,000 in depreciation for the three months ended March 31, 1998. Goodwill amortization increased to $654,000 from $196,000 in the comparable period one year ago due to the Acquisitions.

Net interest expense for the three months ended March 31, 1998 was $622,000, compared to $55,000 for the comparable period of 1997. The WMC net interest expense increased to $582,000 for the three months ended March 31, 1998, compared to $46,000 in 1997, due to the Acquisitions whose purchases were partially financed through bank financing and due to equipment financing lines for the above expanded capital assets acquisition program. (See discussion of expanded bank credit facilities in Liquidity and Capital Resources.)

Income tax benefit decreased to $80,000 for the three months ended March 31, 1998 from $381,000 in the comparable period one year ago. The quarter ended March 31, 1997 reflects the reversal of valuation allowances primarily recorded against deferred tax assets.

Liquidity and Capital Resources

In the first quarter of 1998, the Company acquired Can-Am and Schenck which provide aerial and underground construction and splicing services for both fiber optic and coaxial cable to major telecommunications customers.

The purchase price was approximately $35 million and consisted of 1,809,000 shares of common stock of the Company and approximately $15 million in cash. The Company has classified as goodwill approximately $27.4 million which represents the cost in excess of the fair value of the net assets of WMC which was accounted for as a purchase transaction. Goodwill is being amortized using the straight-line method over 20 years. The Schenck purchase agreement contains provision for additional payments by the Company to Schenck shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain adjusted EBITDA thresholds are met for the year ending December 31, 1998. There is no cap for such provisional payments. One-half of the additional payment to Schenck shareholders will be satisfied by the issuance of shares of common stock valued at $9.75 per share. The second half of the payment will be in cash. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill.

Consolidated net cash provided by operations for the three months ended March 31, 1998 was $132,000, compared to net cash provided by operations of $817,000 in the first quarter of 1997. The change in cash flow from operations is due to net loss from cable construction operations and the greater volume of construction activity which caused an increase in WMC receivables. Net cash used for investing activities in the first quarter of 1998 was $26,434,000, compared to $9,385,000 in the first quarter of 1997. The increase in investing activities is primarily due to the Acquisitions, which required $13,799,000 in cash, as well as significant expenditures for capital assets for new construction contracts which used $4,700,000 in cash. Net cash flows provided by financing activities was $27,774,000 for the three months ended March 31, 1998, compared to net cash flows used by financing activities of $507,000 for the same period in 1997. The increase in net cash flows from financing activities reflects proceeds of approximately $7,000,000 from advances provided by Tele-Communications, Inc (TCI) in connection with turn key contracts in Dallas, Texas and Denver, Colorado.

The Acquisitions significantly impacted various balance sheet accounts during 1998. Accounts receivable increased $6,519,000, primarily due to the consolidation of Acquisitions' receivables. Accounts payable increased by $2,305,000 due to the Acquisitions. Long-term debt increased $15,458,000 due primarily to the use of $15,016,000 in bank acquisition financing to acquire Can-Am and Schenck.

On January 2, 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of Can-Am and Schenck, the Company entered into an aggregate of $15,016,000 in new acquisition financing facilities. The facilities have a five-year amortization rate for repayment of the principal and include a balloon payment of approximately $3 million in December 1999 with the remaining principal amount of the facilities being repaid in equal monthly payments through December 31, 2002. The acquisition financing bears an interest rate of LIBOR, plus 275 basis points.

In addition, the Company expanded both its WMC revolving credit facility from $4 million to $8 million, and equipment financing facility from $3,500,000 to $6 million under the same interest rates and covenants as the original lines of credit.

Further,  the  Company  consummated  a  term  loan  to  refinance existing equipment financing facilities at Can-Am and Schenck. The proceeds of this line were $2,400,000, are payable over 48 months, and bear an interest rate at LIBOR, plus 165 basis points.

To hedge the variable term loan interest rate risk for $10 million in notional amount of the acquisitions financing facilities and the $2,400,000 in notional amount of the refinancing term loan, the Company during the three months ended March 31, 1998 entered into various interest rate swaps pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the three months ended March 31, 1998, the Company payment under the two new interest rate swaps aggregated $7,000. The Company had no receipts pursuant to the interest rate swaps.

The  Company  had $9,500,000 in revolving lines  of  credit  with commercial banks of which $5,869,000 was drawn down as  of  March
31,   1998  to  fund  increased  inventories,  capital  equipment purchases and working capital.

The Company continues to actively pursue acquisitions in the telecommunications construction and other industries. Subject to due diligence and other considerations, the Company's commercial credit facilities for equipment financing, revolving lines of credit and acquisition financing facilities may be expanded. In the event that one or more satisfactory acquisition candidates are located, the Company may seek to expand its existing credit facilities or issue additional equity or subordinated debt.

The Company believes it has sufficient cash flow from operations, cash on hand and availability under its credit line to meet its liquidity needs.

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

Year 2000 Date Conversion

The Year 2000 problem is the result of computer programs being written with two digits, instead of four digits to define the applicable year. The Company's management has initiated a company-wide program to prepare the Company's computer systems for the Year 2000. A comprehensive review of the Company's computer systems and software has been conducted to identify the systems and software that could be affected by this issue. A plan to resolve this issue is currently being developed and implemented. The Company presently believes that with modifications to existing systems and software, and converting to new systems and software as part of the Company's effort to streamline its operations, the Year 2000 problem as it applies to the Company's own systems and software should not pose a significant operational problem to the Company. The financial impact to the Company of systems' upgrades to become Year 2000-compliant is not believed to be significant. The Company plans to review the impact of the Year 2000 problem on its customers and suppliers. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

Forward Looking Statements

Statements made in the quarterly report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward looking statements may be subject to certain risks and uncertainties, including - but not limited to - continued acceptance of the Company's products and services in the marketplace, uncertainties surrounding new acquisitions, floating rate debt, risks of the construction industry, including weather and an inability to plan and schedule activity levels, doing business overseas and risks inherent in concentration of business in certain customers. All of these risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company could differ materially from such forward-looking statements.


                      ARGUSS HOLDINGS, INC.


                             PART II

                        Other Information

Items 1,2, 3, 4 and 5:   Not Applicable.

Item 6:  Exhibits and Reports on form 8-K

     10(y) Second Amendment to Financing and Security Agreement, dated January 2, 1998, by and among Arguss Holdings, Inc.,
     White Mountain Cable Construction Corp., Conceptronic, Inc.
     and NationsBank, N.A.

     10(z) third Amendment to Financing and Security
     Agreement, dated May 11, 1998, by and among Arguss Holdings,
     Inc., White Mountain Cable Construction Corp., Conceptronic,
     Inc. and NationsBank, N.A.

(a)  11  Statement Regarding Computation of Per Share Earnings

     27    Financial  Data Schedule

(b)   Reports on Form 8-K

In a Report on Form 8-K, dated January 2, 1998, the Company reported under Item 2, "Acquisition or Disposition of Assets", the acquisition by the Company, through a wholly owned subsidiary of Can-Am Construction, Inc., Schenck Communications, Inc. and Rite Cable Construction, Inc., and included in such Report the following financial statements:

     Financial statements of businesses acquired: Audited balance sheet of Can-Am as of July 31, 1997, and related statements of income, retained earnings and cash flow for the year then ended.

     Unaudited, separate company financial information of Can-Am as of September 30, 1997, and related statements of income and cash flow for the nine months then ended.

     Audited balance sheet of Schenck as of September 30, 1997 and related statements of income, retained earnings and cash flow for the year then ended.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Arguss Holdings, Inc.



     May 11, 1998               By:  \\ Rainer H. Bosselmann
                                     Rainer H. Bosselmann
                                     Chief Executive Officer



     May 11, 1998               By:  \\ Arthur F. Trudel
                                     Arthur F. Trudel
                                     Principal Financial  Officer
                                     and   Principal   Accounting
                                     Officer