Form 10QSB
period 1998-06-30
ARGUSS HOLDINGS INC
filed 1998-08-06
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


      For Quarter ended: June 30, 1998   Commission File Number: 0-19589
                         -------------                           -------


                              ARGUSS HOLDINGS, INC.
            --------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)

                Delaware                                 02-0413153
      ----------------------------             -------------------------------
     (State or other jurisdiction of           (I.R.S. Employer Identification
     incorporation or organization)                        Number)


      One Church Street, Suite 302,
           Rockville, Maryland                              20850
 ----------------------------------------             -----------------
 (Address of Principal Executive Offices)                (Zip Code)


     Registrant's Telephone Number,
          including Area Code:                          301-315-0027




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:  X        No:
         -----         -----

As of July 21,1998, there were 10,488,979 shares of Common Stock, $ .01 par value per share, outstanding.

                              ARGUSS HOLDINGS, INC.


                                      INDEX




Part I - Financial Statements:

   Item 1 - Financial Statements


            Consolidated Balance Sheets (Unaudited)
            June 30, 1998 and December 31, 1997                     3

            Consolidated Statements of Operations (Unaudited)
            Three Months and Six Months Ended June 30, 1998
            and June 30, 1997                                       4

            Consolidated Statements of Cash Flows (Unaudited)
            Six Months Ended June 30, 1998 and June 30, 1997        5

            Notes to Consolidated Financial Statements
            (Unaudited)                                             7


   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    11

Part II - Other Information

   Items 1 through 6                                               15

   Signatures                                                      16


   Exhibits                                                        17

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                         June 30,   December 31,
                                                           1998         1997
                                                         --------   ------------
      Assets

Current assets:
     Cash                                             $  1,601,000   $ 1,215,000
     Restricted cash from customer advances              8,647,000          --
     Accounts receivable trade, including
      retainage of $2,643,000 and $1,884,000,
      respectively                                      28,235,000    13,656,000
     Unbilled receivables for materials                  6,280,000       274,000
     Inventories                                         4,468,000     4,344,000
     Other assets, current                               1,395,000     1,898,000
                                                      ------------   -----------
          Total current assets                          50,626,000    21,387,000

Property, plant and equipment, net                      23,194,000    13,274,000
Goodwill, net                                           50,441,000    24,374,000
                                                      ------------   -----------
                                                      $124,261,000   $59,035,000
                                                      ============   ===========


      Liabilities and Stockholders' Equity

Current liabilities:

     Current portion long-term debt                   $  5,904,000   $ 1,632,000
     Short-term borrowings                              10,073,000     4,294,000
     Accounts payable                                   11,086,000     4,141,000
     Customer advances                                  10,500,000          --
     Accrued expenses and other liabilities              6,806,000     4,212,000
                                                      ------------   -----------
          Total current liabilities                     44,369,000    14,279,000
                                                      ------------   -----------

Long-term debt, excluding current portion               20,570,000     6,995,000
Deferred income taxes                                    1,549,000       791,000
                                                      ------------   -----------
          Total liabilities                             66,488,000    22,065,000
                                                      ------------   -----------

Stockholders' equity:
     Common stock $.01 par value                           105,000        85,000
     Additional paid-in capital                         56,833,000    36,443,000
     Retained earnings                                     835,000       442,000
                                                      ------------   -----------
          Total stockholders' equity                    57,773,000    36,970,000
                                                      ------------   -----------
                                                      $124,261,000   $59,035,000
                                                      ============   ===========



The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months Ended           Six Months Ended
                                            --------------------------   -------------------------


                                              June 30,      June 30,      June 30,      June 30,
                                                1998          1997          1998          1997
                                              --------      --------      --------      --------
Net sales                                   $35,163,000   $12,682,000   $59,402,000   $21,658,000
Cost of sales, excluding depreciation        25,814,000     8,251,000    44,604,000    14,765,000
                                            -----------   -----------   -----------   -----------
     Gross profit, excluding depreciation     9,349,000     4,431,000    14,798,000     6,893,000

Expenses:
Selling, general and administrative           3,903,000     2,063,000     7,358,000     3,569,000
Depreciation                                  1,471,000       240,000     2,795,000       448,000
Goodwill amortization                           651,000       197,000     1,305,000       393,000
Engineering and development                     297,000       313,000       543,000       573,000
                                            -----------   -----------   -----------   -----------


Income from operations                        3,027,000     1,618,000     2,797,000     1,910,000


Interest expense, net                           649,000        91,000     1,272,000       146,000
                                            -----------   -----------   -----------   -----------


Income before income taxes                    2,378,000     1,527,000     1,525,000     1,764,000


Income tax expense                            1,212,000       753,000     1,132,000       372,000
                                            -----------   -----------   -----------   -----------


Net income                                  $ 1,166,000   $   774,000   $   393,000   $ 1,392,000
                                            ===========   ===========   ===========   ===========



Income per share - basic                    $       .11   $       .11   $       .04   $       .19
                                            ===========   ===========   ===========   ===========
Weighted average number
     of shares - basic                       10,421,000     7,278,000    10,388,000     7,274,000
                                            ===========   ===========   ===========   ===========
Income per share - diluted                  $       .11   $       .10   $       .04   $       .18
                                            ===========   ===========   ===========   ===========

Weighted average number of shares
  Outstanding - diluted                      11,103,000     7,595,000    11,041,000     7,558,000
                                            ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          Six Months Ended
                                                     --------------------------
                                                        June 30,     June 30,
                                                          1998         1997
                                                     -------------  -----------
Cash flows from operating activities:
          Net income                                  $   393,000   $ 1,392,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
          Depreciation                                  2,801,000       448,000
          Goodwill amortization                         1,306,000       393,000
          Non cash stock compensation                   1,101,000        72,000
          Deferred income taxes                            99,000          --

Changes in assets and liabilities:
          Accounts receivable                          (8,869,000)     (688,000)
          Unbilled receivables for materials           (6,006,000)         --
          Inventories                                    (124,000)     (553,000)
          Other current assets                            878,000      (598,000)
          Accounts payable                              5,900,000       979,000
          Accrued expenses and other liabilities         (295,000)     (894,000)
                                                      -----------   -----------
          Net cash (used in) provided by operating
            activities                                 (2,816,000)      551,000
                                                      -----------   -----------


Cash flows from investing activities:
         Net additions to property, plant and
           equipment                                   (7,323,000)   (1,981,000)
         Purchase of cable construction companies     (13,799,000)   (8,879,000)
                                                      -----------   -----------
         Net cash used in investing activities        (21,122,000)  (10,860,000)


Cash flows from financing activities:
         Advances on TCI contracts, net                 8,647,000          --
         Proceeds from lines of credit                 26,188,000     2,211,000
         Repayments of financing debt                  (2,577,000)     (665,000)
         Issuance of common stock                         713,000          --
                                                      -----------   -----------
         Net cash provided by financing activities     32,971,000     1,546,000
                                                      -----------   -----------

         Net increase (decrease) in cash and
           restricted cash                              9,033,000    (8,763,000)
                                                      -----------   -----------

        Cash at beginning of period                     1,215,000    10,318,000
                                                      -----------   -----------

        Cash and restricted cash at end of period     $10,248,000   $ 1,555,000
                                                      ===========   ===========

                              ARGUSS HOLDINGS, INC.
                                  CONSOLIDATED
                       STATEMENTS OF CASH FLOW (continued)
                                   (Unaudited)

                                                          Six Months Ended
                                                     --------------------------
                                                        June 30,     June 30,
                                                          1998         1997
                                                     -------------  -----------

Supplemental disclosures of cash paid for:
Interest                                              $ 1,437,000   $   121,000
Corporate income taxes                                    138,000       190,000

Supplemental disclosure of
 investing and financing activities:

Fair value of assets acquired:

Accounts receivable                                   $ 5,710,000   $ 4,404,000
Inventory                                                    --         290,000
Other current assets                                      375,000        74,000
Property and equipment                                  5,398,000     3,676,000
                                                      -----------   -----------
     Total non cash assets                             11,483,000     8,444,000
                                                      -----------   -----------

Liabilities                                            (3,620,000)   (4,843,000)
Long-term debt                                         (1,888,000)   (2,111,000)
                                                      -----------   -----------

Net non cash assets acquired                            5,975,000     1,490,000

Cash acquired                                           1,725,000        15,000
                                                      -----------   -----------

Fair value of net assets acquired                       7,700,000     1,505,000

Excess of costs over fair value
  of net assets acquired                               27,373,000    15,700,000
                                                      -----------   -----------

Purchase price                                        $35,073,000   $17,205,000
                                                      ===========   ===========

Common stock issued                                   $21,274,000   $ 8,642,000
Cash paid                                              15,524,000     8,578,000
Cash acquired                                          (1,725,000)      (15,000)
                                                      -----------   -----------

Purchase price                                        $35,073,000   $17,205,000
                                                      ===========   ===========



The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)


     A) Organization
        ------------

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

Research and development expenses, a component of engineering and development expenses, incurred and expensed were $386,000 and $276,000, respectively, for the quarters ended June 30, 1998 and 1997.

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

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments and Related Information". This Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Post-retirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The statement is effective for fiscal years beginning after December 15, 1997. The adoption of this statement has no impact on the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

Certain amounts in the 1997 financial statements have been reclassified for comparability with the 1998 presentation.

     (C) Earnings per Share
         ------------------

Basic income per common share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the exercise of stock options and warrants. Diluted income per common share is computed by dividing net income by the weighted average number of common shares and all dilutive securities.


                                                 For the Six Months Ended
                                    June 30, 1998                        June 30, 1997
                                    -------------                        -------------

                           Income                     Net       Income                     Net
                          per Share     Shares       Income    per Share     Shares       Income
                          ---------     ------       ------    ---------     ------       ------
Basic                      $  .04     10,388,000    $393,000    $   .19     7,274,000    $1,392,000
Effect of stock options
    and warrants             --          653,000        --         (.01)      284,000          --
                           ------     ----------    --------    -------     ---------    ----------

Diluted                    $  .04     11,041,000    $393,000    $   .18     7,558,000    $1,392,000
                           ======     ==========    ========    =======     =========    ==========



                                                 For the Three Months Ended
                                    June 30, 1998                        June 30, 1997
                                    -------------                        -------------

                           Income                     Net      Net Income                    Net
                          per Share     Shares       Income    per Share     Shares         Income
                          ---------     ------       ------    ---------     ------         ------
Basic                      $  .11     10,421,000  $1,166,000    $   .11     7,278,000      $774,000
Effect of stock options
   and warrants              --          682,000        --         (.01)      317,000           --
                           ------     ----------  ----------    -------     ---------      --------

Diluted                    $  .11     11,103,000  $1,166,000    $   .10     7,595,000      $774,000
                           ======     ==========  ==========    =======     =========      ========

     D) Accounts Receivable
        -------------------

The retainage included in accounts receivable which represents amounts withheld by contract with respect to WMC accounts receivable was $2,643,000 at June 30, 1998. The Company expects to collect substantially all such retainage within one year. Further, costs incurred in excess of billings included in accounts receivable is expected to be billed and collected currently.

     E) Acquisitions
        ------------

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


     F) Enterprise Segment Information
        ------------------------------

The Company's operations have been classified into two business segments for the six months and three months ended June 30, 1998, Communications and Manufacturing, respectively. Summary financial information for the two segments is as follows:



                                                               June 30, 1998
                                                               -------------
                                            Three Months Ended               Six Months Ended
                                            ------------------               ----------------

                                      Manufacturing   Communications   Manufacturing   Communications
                                      -------------   --------------   -------------   --------------
Net sales                              $ 4,728,000     $ 30,435,000     $ 9,777,000     $ 49,625,000
Cost of sales, excluding
   depreciation                          3,078,000       22,736,000       6,517,000       38,087,000
                                       -----------     ------------     -----------     ------------
Gross profit, excluding
   depreciation                          1,650,000        7,699,000       3,260,000       11,538,000

Operating expenses,
   excluding depreciation                1,549,000        1,958,000       3,030,000        3,768,000
Goodwill amortization                         --            651,000            --          1,305,000
Non cash stock compensation                   --            678,000            --          1,064,000
Depreciation expense                        54,000        1,417,000         109,000        2,686,000
                                       -----------     ------------     -----------     ------------

Net interest and other income               46,000          615,000          92,000        1,197,000
                                       -----------     ------------     -----------     ------------
Pretax income                          $     1,000     $  2,380,000     $    29,000     $  1,518,000
                                       ===========     ============     ===========     ============

Capital expenditures                   $    42,000     $  2,692,000     $    66,000     $  7,420,000
                                       ===========     ============     ===========     ============
Property, plant and equipment, net     $ 1,333,000     $ 21,827,000     $ 1,333,000     $ 21,827,000
                                       ===========     ============     ===========     ============

Total assets                           $10,370,000     $113,153,000     $10,370,000     $113,153,000
                                       ===========     ============     ===========     ============

Total liabilities                      $ 5,047,000     $ 59,591,000     $ 5,047,000     $ 59,591,000
                                       ===========     ============     ===========     ============

(1) Segment information does not reconcile to consolidated net income before tax due to net unallocated corporate expense of $22,000 which is the net of $15,000 in interest income and $37,000 in stock option expense for the six months ended June 30, 1998. For the three months ended June 30, 1998, the net corporate difference was $3,000 which is a net of $9,000 in interest income and $12,000 in stock option expense.

(2)  Excludes   inter-company  payables  of  $1,204,000  for  manufacturing  and
     $1,453,000 for communications segments, respectively at June 30, 1998.

     G) Long-Term Debt
        --------------

On January 2, 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of Can-Am and Schenck, the Company entered into an aggregate of $15,016,000 in new acquisition financing facilities. The facilities have a five-year amortization rate for repayment of the principal and include a balloon payment of approximately $2 million of the acquisitions financing facilities in March 31, 1999, based on 50% of net cash flow - less debt service - and an additional payment of nearly $1 million in December 31, 1999 with the remaining principal amount of the facilities being repaid in equal monthly payments through December 31, 2002. The acquisition financing bears an interest rate of LIBOR, plus 275 basis points.

During the six months ended June 30, 1998, the Company expanded both its WMC revolving credit facility from $4 million to $15 million, and equipment financing facility from $3.5 million to $13 million, generally under the same interest rates and covenants as the original lines of credit.

Further, on January 2, 1998, the Company consummated a term loan to refinance existing equipment financing facilities at Can-Am and Schenck. The proceeds of this line were $2,400,000, are payable over 48 months, and bear an interest rate at LIBOR, plus 165 basis points.

To hedge the variable term loan interest rate risk for $10 million in notional amount of the acquisitions financing facilities, $3,700,000 in notional amount of equipment financing and $2,400,000 in notional amount of the refinancing term loan, during the six months ended June 30, 1998, the Company entered into various interest rate swaps pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the six months ended June 30, 1998, the Company payment under the three new interest rate swaps aggregated $21,000. The Company had no receipts pursuant to the new interest rate swaps.

     H) Litigation
        ----------

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

     I) Subsequent Event
        ----------------

As of July 31, 1998, the Company had signed a letter of intent to purchase Underground Specialties, Inc. The consummation of the proposed transaction is contingent upon the completion of due diligence analysis, the signing of a definitive purchase and sale agreement, approval of both companies' boards of directors and other conditions.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

The Company had net income of approximately $1,166,000 for the three months ended June 30, 1998, compared to net income of $774,000 for the three months ended June 30, 1997. During the three months ended June 30, 1998 improvement in earnings was due primarily to the profitable results of WMC whose pretax income was $2,380,000, compared to $1,426,000 in the comparable period in 1997. The increase in pretax income is due primarily to the strong quarterly performance of the TCS and Schenck divisions which had strong performances in their respective construction projects in Denver and the Pacific Northwest. TCS and Schenck are included in results only in 1998.

Net sales for the three months ended June 30, 1998 increased $22,481,000 or nearly three-fold to approximately $35,163,000 from approximately $12,682,000 for the three months ended June 30, 1997 due primarily to the acquisition of TCS, Schenck, Can-Am and Rite (collectively "Acquisitions") which had combined sales of $19,129,000. Conceptronic's sales were $400,000 below the levels achieved for the three months ended June 30, 1997 due primarily to the industry-wide softening of activity in the SMT circuit assembly equipment industry. The Company expects a softening in activity in the SMT circuit assembly equipment industry during the third quarter which may have a negative impact on Conceptronic's operating results.

Consolidated gross profit margin, excluding depreciation, was 27% of sales for the three months ended June 30, 1998 compared to 35% for the comparable period in 1997. WMC's gross profit margin was 25% for the three months ended June 30, 1998, compared to 35% for the three months ended June 30, 1997. The decline in margins is due to the White Mountain division's transition costs incurred in commencing projects in Dallas, Texas and Charlotte, North Carolina, which should generate improved margins beginning in the third quarter. Further, the TCS division's mix of business has historical profit margins in the low to mid twenty percent range which is typically less than the gross profit margin levels of the White Mountain division's mix of business. Conceptronic's gross profit margin was 35% for the three months ended June 30, 1998 which is relatively consistent with the 34% gross profit margin achieved for the comparable period in 1997.

Selling, general and administrative expenses for the three months ended June 30, 1998 were $3,903,000 compared to $2,063,000 for the comparable period one year ago. The increase was largely due to the Acquisitions which accounted for $1,757,000 in expenses of which $678,000 was non cash stock option expense.

Depreciation expense was $1,471,000 for the three months ended June 30, 1998 compared to $240,000 for the three months ended June 30, 1997 due primarily to WMC, which had $1,417,000 of depreciation expense due to new equipment acquisitions to perform large construction projects. WMC has expended approximately $14 million for new capital assets in 1998 and 1997 which are amortized over sixty months. Acquisitions had depreciation expense of $924,000 for the three months ended June 30, 1998.

Goodwill amortization increased to $651,000 for the three months ended June 30, 1998 from $197,000 for the three months ended June 30, 1997 due to the Acquisitions.

Net interest expense for the three months ended June 30, 1998 was $649,000 compared to $91,000 for the comparable period one year ago. The WMC net interest expense for the second quarter of 1998 was $603,000. The increase in amounts outstanding under bank credit facilities with respect to purchase financing of the Acquisitions, equipment acquisition lines and the revolving line of credit resulted in increased aggregate net interest expense. See Liquidity and Capital Resources for a discussion of the Company's debt facilities.

Income tax expense increased from $753,000 to $1,212,000 due primarily to the profitable operations of WMC.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

The Company had a consolidated net income of approximately $393,000 for the six months ended June 30, 1998, compared to net income of $1,392,000 for the six months ended June 30, 1997. The decrease in net income for the six months in 1998 when compared to 1997 is primarily due to the impact of severe winter weather on cable construction operations, primarily in the northeastern United States, and due to the fact that WMC has been focusing its resources to commence several significant, regional, multiple-year contracts with major telecommunications companies. During the six months ended June 30, 1998, WMC incurred transition costs to relocate crews and equipment and set up operations in several new locations. Improved consolidated net sales, as well as operating cost efficiencies, were attained during the second quarter as these contracts reached their revenue potential. (See discussion of gross profit below.) In the third quarter, the Company expects to continue to realize increasing profitability from maturing regional contracts, but will also continue to incur transition costs during the start-up phases of certain large West Coast contracts.

For Conceptronic, the pre-tax income for the six months ended June 30, 1998 was $29,000, a $367,000 increase in income from the same period in 1997 due primarily to an increase of net sales of $1,048,000. For WMC, pretax income for the six months ended June 30, 1998 was $1,518,000, compared to $2,102,000 for the comparable period in 1997. WMC's pretax net income for the six months ended June 30, 1998 was significantly effected by goodwill amortization of $1,305,000 and non cash stock expense of $1,064,000 due primarily to stock options granted below market value to rank and file employees of the Acquisitions. In contrast, for the six months ended June 30, 1997, goodwill amortization was $393,000 and non cash stock option expense was approximately $84,000.

Consolidated net sales for the six months ended June 30, 1998 were approximately $59,402,000, compared to approximately $21,658,000 for the comparable period in 1997, an increase of nearly three-fold due primarily to the Acquisitions, which accounted for $31,530,000 of the increase. Operations of WMC owned for at least one year had a net sales increase of $5,602,000 or 30% for the six months ended June 30, 1998. For Conceptronic, net sales for the six months ended June 30, 1998 were $9,777,000, a 12%, or $1,048,000 increase over the comparable period in 1997. For all WMC operations, net sales for the six months ended June 30, 1998 were $49,625,000.

Consolidated gross profit margin, excluding depreciation, was 25% of sales for the six months ended June 30, 1998 compared to 32% for the six months ended June 30, 1997. The decrease in margins is attributed to WMC which was in the start-up phase for several large regional cable construction contracts. The impact of adverse weather conditions, in comparison to mild 1997 weather conditions, reduced WMC's gross profit margins. With respect to TCS which is commencing significant, multiple-year projects in Orlando, Florida and Denver, Colorado, TCS experienced reduced gross profit margins from historical percentages due to the costs associated with starting the large projects. The reduced margins from the communications segment were offset in part by improved margins at Conceptronic, which increased from 32% in the six months ended June 30, 1997 to 33% in the comparable period in 1998, due primarily to a favorable mix of margins on equipment sold.

Consolidated selling, general and administrative expenses for the six months ended June 30, 1998 were $7,358,000, compared to $3,569,000 for the comparable period in 1997. The increase was largely due to the Acquisitions, which had $3,350,000 in selling, general and administrative expenses for the six months ended June 30, 1998.

Depreciation expense increased to $2,795,000 for the six months ended June 30, 1998, compared to $448,000 for the six months ended June 30, 1997 due primarily to WMC which made fixed asset acquisitions of $6,967,000 during calendar year 1997, and $7,486,000 during the six months ended June 30, 1998. The capital assets are amortized over sixty months. Further, the Acquisitions had $1,760,000 in depreciation for the six months ended June 30, 1998. Goodwill amortization increased to $1,305,000 from $393,000 in the comparable period one year ago due to the Acquisitions.

Net interest expense for the six months ended June 30, 1998 was $1,272,000, compared to $146,000 for the comparable period in 1997. The WMC net interest expense increased to $1,197,000 for the six months ended June 30, 1998, compared to $109,000 in the comparable period in 1997, due to the Acquisitions whose purchases were partially financed through bank financing and due to equipment financing lines for the above expanded capital assets acquisition program. (See discussion of expanded bank credit facilities in Liquidity and Capital Resources.)

Income tax expense increased to $1,132,000 for the six months ended June 30, 1998 from $372,000 in the comparable period one year ago. The six months ended June 30, 1997 reflect the reversal of valuation allowances primarily recorded against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

On January 2, 1998, the Company acquired Can-Am and Schenck which provide aerial and underground construction and splicing services for both fiber optic and coaxial cable to major telecommunications customers.

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

Consolidated net cash used by operations for the six months ended June 30, 1998 was $2,816,000, compared to net cash provided by operations of $551,000 in the six months ended June 30, 1997. The change in cash flow from operations is due to lower net income from cable construction operations in 1998 and the greater sales volume of construction activity which caused an increase in WMC receivables. Net cash used for investing activities in the comparable period in 1998 was $21,122,000, compared to $10,860,000 in the second quarter of 1997. The increase in investing activities was primarily due to the Acquisitions, which required $13,799,000 in cash, as well as significant expenditures for capital assets for new cable construction contracts which used $7,323,000 in cash. Net cash flows provided by financing activities was $32,971,000 for the six months ended June 30, 1998, compared to $1,546,000 for the same period in 1997 which reflects advances from TCI for contract funding and bank financing used to purchase the Acquisitions, as well as to expand the capital asset base for new contracts in 1998.

The Acquisitions significantly impacted various balance sheet accounts during 1998. Accounts receivable increased $14,579,000, primarily due to the consolidation of the Acquisitions' receivables, as well as due to new large projects in their initial stages of billing. Accounts payable increased by $2,305,000 due to the Acquisitions and costs of new contracts. Long-term debt increased $17,847,000 due primarily to the use of $15,016,000 in bank acquisition financing to acquire Can-Am and Schenck. Unbilled receivables for materials which increased by $6,006,000, relate to cable system component equipment acquired in connection with TCI turn key contracts in Dallas and Denver.

On January 2, 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of Can-Am and Schenck, the Company entered into an aggregate of $15,016,000 in new acquisition financing facilities. The facilities have a five-year amortization rate for repayment of the principal of the acquisition financing facility and include a balloon payment of approximately $2 million of the facilities in March 31, 1999, based on 50% of net cash flow - less debt service - and an additional payment of nearly $1 million in December 31, 1999 with the remaining principal amount of the facilities being repaid in equal monthly payments through December 31, 2002. The acquisition financing bears an interest rate of LIBOR, plus 275 basis points.

During the six months ended June 30, 1998, the Company expanded both its WMC revolving credit facility from $4 million to $15 million, and equipment financing facility from $3.5 million to $13 million under the same interest rates and covenants as the original lines of credit.

Further, the Company consummated a term loan to refinance existing equipment financing facilities at Can-Am and Schenck. The proceeds of this line were $2,400,000, are payable over 48 months, and bear an interest rate at LIBOR, plus 165 basis points.

To hedge the variable term loan interest rate risk for $10 million in notional amount of the acquisitions financing facilities and the $2,400,000 in notional amount of the refinancing term loan, the Company has entered into various interest rate swaps pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the six months ended June 30, 1998, the Company's payment under the three new interest rate swaps aggregated $21,000. The Company had no receipts pursuant to the interest rate swaps.

The Company had $15,000,000 in revolving lines of credit with commercial banks of which $8,060,000 was drawn down as of June 30, 1998 to fund increased inventories, capital equipment purchases and working capital.

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

YEAR 2000 DATE CONVERSION

The Year 2000 problem is the result of computer programs being written with two digits, instead of four digits to define the applicable year. The Company's management initiated a company-wide program to prepare the Company's computer systems for the Year 2000. A comprehensive review of the Company's computer systems and software has been conducted to identify the systems and software that could be affected by this issue. A plan to resolve this issue is currently being developed and implemented. The Company presently believes that with modifications to existing systems and software, and converting to new systems and software as part of the Company's effort to streamline its operations, the Year 2000 problem as it applies to the Company's own systems and software should not pose a significant operational problem to the Company. The financial impact to the Company of systems' upgrades to become Year 2000-compliant is not believed to be significant. The Company plans to review the impact of the Year 2000 problem on its customers and suppliers. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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


                                     PART II

                                Other Information





Items 1,2, 3, 4 and 5:  Not Applicable.

Item 6:  Exhibits and Reports on form 8-K

10(y) Sixth Amendment to Financing and Security Agreement, dated June 26, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and NationsBank, NA.

(a)  11a Statement Regarding Computation of Per Share Earnings

     27 Financial Data Schedule


(b)  Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Arguss Holdings, Inc.



     August 5, 1998               By:  /s/ Rainer H. Bosselmann
                                       -----------------------------------------
                                       Rainer H. Bosselmann
                                       Chief Executive Officer



     August 5, 1998               By:  /s/ Arthur F. Trudel
                                       -----------------------------------------
                                       Arthur F. Trudel
                                       Principal Financial Officer and Principal
                                       Accounting Officer