Form 10QSB
period 1998-09-30
ARGUSS HOLDINGS INC
filed 1998-11-12
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


     For Quarter ended: September 30, 1998   Commission File Number: 0-19589
                        -----------------                            -------


                              ARGUSS HOLDINGS, INC.
            --------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)

             Delaware                                  02-0413153
  -------------------------------            -------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
         incorporation or
           organization)


 One Church Street, Suite 302, Rockville, Maryland                 20850
-----------------------------------------------------         -----------------
     (Address of Principal Executive Offices)                    (Zip Code)


     Registrant's Telephone Number, including Area Code:       301-315-0027




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



As of October 30,1998, there were 10,539,809 shares of Common Stock, $.01 par value per share, outstanding.

                              ARGUSS HOLDINGS, INC.


                                      INDEX




Part I - Financial Statements:

     Item 1 - Financial Statements


          Consolidated Balance Sheets (Unaudited)
          September 30, 1998 and December 31, 1997                             3

          Consolidated Statements of Operations (Unaudited)
          Three months and Nine Months Ended September 30, 1998
          and September 30, 1997                                               4

          Consolidated Statements of Cash Flows (Unaudited)
          Nine months Ended September 30, 1998
          and September 30, 1997                                               5

          Notes to Consolidated Financial Statements
          (Unaudited)                                                          7


     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             12

Part II - Other Information

         Items 1 through 6                                                    16

         Signatures                                                           17

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   Sept. 30, 1998   Dec. 31,1997
                                                   --------------   ------------
      Assets

Current assets:
     Cash                                            $  1,593,000   $  1,215,000
     Restricted cash from customer advances             3,189,000           --
     Accounts receivable trade, including
       retainage of $4,291,000 and $1,884,000,
       respectively                                    41,559,000     13,656,000
     Unbilled receivables for materials                 8,208,000        274,000
     Inventories                                        4,466,000      4,344,000
     Other assets, current                              1,393,000      1,898,000
                                                     ------------   ------------
          Total current assets                         60,408,000     21,387,000

Property, plant and equipment, net                     27,234,000     13,274,000
Goodwill, net                                          53,715,000     24,374,000
                                                     ------------   ------------
                                                     $141,357,000   $ 59,035,000
                                                     ============   ============

      Liabilities and Stockholders' Equity

Current liabilities:

     Current portion long-term debt                  $ 10,751,000   $  1,632,000
     Short-term borrowings                              9,470,000      4,294,000
     Accounts payable                                  16,907,000      4,141,000
     Customer advances                                  7,000,000           --
     Accrued expenses and other liabilities            10,092,000      4,212,000
                                                     ------------   ------------
          Total current liabilities                    54,220,000     14,279,000
                                                     ------------   ------------

Long-term debt, excluding current portion              21,715,000      6,995,000
Deferred income taxes                                   2,225,000        791,000
                                                     ------------   ------------
          Total liabilities                            78,160,000     22,065,000
                                                     ------------   ------------

Stockholders' equity:
     Common stock $.01 par value                          108,000         85,000
     Additional paid-in capital                        60,088,000     36,443,000
     Retained earnings                                  3,001,000        442,000
                                                     ------------   ------------
          Total stockholders' equity                   63,197,000     36,970,000
                                                     ------------   ------------
                                                     $141,357,000   $ 59,035,000
                                                     ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended           Nine Months Ended
                                        --------------------------  --------------------------

                                          Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                                            1998          1997          1998          1997
                                        ------------  ------------  ------------  ------------

Net sales                               $ 45,908,000  $ 14,168,000  $104,741,000  $ 35,826,000
Cost of sales, excluding depreciation     34,543,000     9,610,000    78,578,000    24,375,000
                                        ------------  ------------  ------------  ------------
  Gross profit, excluding depreciation    11,365,000     4,558,000    26,163,000    11,451,000

Expenses:
Selling, general and administrative        3,889,000     2,374,000    11,247,000     5,943,000
Depreciation                               1,668,000       376,000     4,463,000       824,000
Goodwill amortization                        687,000       225,000     1,992,000       618,000
Engineering and development                  362,000       238,000       905,000       811,000
                                        ------------  ------------  ------------  ------------

Income from operations                     4,759,000     1,345,000     7,556,000     3,255,000

Interest expense, net                        691,000       104,000     1,963,000       250,000
                                        ------------  ------------  ------------  ------------

Income before income taxes                 4,068,000     1,241,000     5,593,000     3,005,000

Income tax expense                         1,902,000       631,000     3,034,000     1,003,000
                                        ------------  ------------  ------------  ------------

Net income                              $  2,166,000  $    610,000  $  2,559,000  $  2,002,000
                                        ============  ============  ============  ============



Income per share - basic                $        .20  $        .08  $        .24  $        .27
                                        ============  ============  ============  ============
Weighted average number
  of shares - basic                       10,697,000     7,643,000    10,493,000     7,395,000
                                        ============  ============  ============  ============
Income per share - diluted              $        .18  $        .08  $        .23  $        .26
                                        ============  ============  ============  ============

Weighted average number of shares
  - diluted                               12,068,000     8,017,000    11,359,000     7,671,000
                                        ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                                -----------------

                                                        Sept. 30, 1998      Sept. 30, 1997
                                                        --------------      --------------
Cash flows from operating activities:
    Net income                                           $  2,559,000        $  2,002,000
Adjustments to reconcile net income to net
  Cash provided by (used in) operating activities:
    Depreciation                                            4,470,000             824,000
    Goodwill amortization                                   1,992,000             618,000
    Non cash stock compensation                             1,847,000             128,000
    Deferred income taxes                                        --               187,000

Changes in assets and liabilities:
    Accounts receivable                                   (18,387,000)         (2,941,000)
    Unbilled receivables for materials                     (7,934,000)               --
    Inventories                                              (122,000)            (80,000)
    Other current assets                                      996,000            (624,000)
    Accounts payable                                        7,763,000          (1,595,000)
    Accrued expenses and other liabilities                  5,318,000           2,228,000
                                                         ------------        ------------
    Net cash (used in) provided by operating
      activities                                           (1,498,000)            747,000
                                                         ------------        ------------


Cash flows from investing activities:
    Net additions to property, plant and equipment        (10,619,000)         (3,898,000)
    Purchase of cable construction companies              (17,441,000)         (8,936,000)
                                                         ------------        ------------
    Net cash used for investing activities                (28,060,000)        (12,834,000)


Cash flows from financing activities:
    Proceeds from lines of credit                          33,015,000           4,930,000
    Repayments of financing debt                           (4,000,000)               --
    Issuance of common stock                                  921,000                --
                                                         ------------        ------------
    Net cash provided by financing activities              29,936,000           4,930,000
                                                         ------------        ------------
    Net increase (decrease) in cash and
      restricted cash                                         378,000          (7,157,000)
                                                         ------------        ------------

    Cash at beginning of period                             1,215,000          10,318,000
                                                         ------------        ------------

    Cash at end of period                                $  1,593,000        $  3,161,000
                                                         ============        ============

                              ARGUSS HOLDINGS, INC.
                                  CONSOLIDATED
                       STATEMENTS OF CASH FLOW (CONTINUED)
                                   (UNAUDITED)


                                                                Nine Months Ended
                                                                -----------------

                                                        Sept. 30, 1998      Sept. 30, 1997
                                                        --------------      --------------

Supplemental disclosures of cash paid for:
Interest                                                 $  2,275,000        $    121,000
Corporate income taxes                                        923,000             190,000

Supplemental disclosure of
  investing and financing activities:

Fair value of assets acquired:

Accounts receivable                                      $  9,513,000        $  6,766,000
Inventory                                                        --                  --
Other current assets                                          491,000             748,000
Property and equipment                                      7,546,000           5,512,000
                                                         ------------        ------------
    Total non cash assets                                  17,550,000          13,026,000
                                                         ------------        ------------

Liabilities                                                (6,437,000)         (5,620,000)
Long-term debt                                             (2,455,000)         (2,782,000)
                                                         ------------        ------------

Net non cash assets acquired                                8,658,000           4,624,000

Cash acquired                                               1,725,000             278,000
                                                         ------------        ------------

Fair value of net assets acquired                          10,383,000           4,902,000

Excess of costs over fair value
  of net assets acquired                                   31,332,000          22,703,000
                                                         ------------        ------------

Purchase price                                           $ 41,715,000        $ 27,605,000
                                                         ============        ============

Common stock issued                                      $ 24,274,000        $ 18,669,000
Cash paid                                                  19,166,000           9,214,000
Cash acquired                                              (1,725,000)           (278,000)
                                                         ------------        ------------

Purchase price                                           $ 41,715,000        $ 27,605,000
                                                         ============        ============



The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

     A)   ORGANIZATION

The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") (formerly White Mountain Cable Construction Corp.) and Conceptronic, Inc. ("Conceptronic"). ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. ACG operates through its divisions
- White Mountain, Can-Am, TCS, Rite, Schenck and Underground Specialties. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.


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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

The Company's cable construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

Research and development expenses, a component of engineering and development expenses, incurred and expensed were $308,000 and $295,000, respectively, for the three months ended September 30, 1998 and 1997.

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

     C)   EARNINGS PER SHARE

Basic income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per common share reflects the maximum dilution that would have resulted from the exercise of stock options and warrants. Diluted income per common share is computed by dividing net income by the weighted average number of common shares and all dilutive securities.


                                                         For the Three Months Ended
                                           Sept. 30, 1998                          Sept. 30, 1997
                                           --------------                          --------------

                                 Income                       Net         Income                      Net
                                per Share      Shares        Income      per Share     Shares        Income
                                ---------      ------        ------      ---------     ------        ------

Basic                           $   .20      10,697,000    $2,166,000     $   .08    7,643,000      $610,000
Effect of stock options
    and warrants                   (.01)        625,000          --          --        374,000          --
Effect of estimated
   additional shares to be
   issued for Schenck
   purchase                        (.01)        746,000          --          --           --            --
                                --------     ----------    ----------     -------    ---------      --------
Diluted                         $   .18      12,068,000    $2,166,000     $   .08    8,017,000      $610,000
                                ========     ==========    ==========     =======    =========      ========


                                                          For the Nine Months Ended
                                           Sept. 30, 1998                          Sept. 30, 1997
                                           --------------                          --------------

                                 Income                       Net        Net Income                  Net
                                per Share      Shares        Income      per Share     Shares       Income
                                ---------      ------        ------      ---------     ------       ------

Basic                           $   .24      10,493,000    $2,559,000     $   .27    7,395,000    $2,002,000
Effect of stock options
    and warrants                   (.01)        620,000          --          (.01)     276,000          --
Effect of estimated
    additional shares to be
    issued for Schenck
    purchase                        --          246,000          --           --           --           --
                                --------     ----------    ----------     -------    ---------    ----------
Diluted                         $   .23      11,359,000    $2,559,000     $   .26    7,671,000    $2,002,000
                                ========     ==========    ==========     =======    =========    ==========


     D)   ACCOUNTS RECEIVABLE

The retainage included in accounts receivable, which represents amounts withheld by contract with respect to ACG accounts receivable, was $4,291,000 at September 30, 1998. The Company expects to collect substantially all such retainage within one year. Further, costs incurred in excess of billings included in accounts receivable is expected to be billed and collected currently.

     E)   ACQUISITIONS

In the first quarter of 1998, the Company acquired Can-Am Construction, Inc. ("Can-Am") and Schenck Communications, Inc. ("Schenck"), which provide aerial and underground construction and splicing services for both fiber optic and coaxial cable to major telecommunications customers.

The purchase price was approximately $35 million and consisted of 1,809,000 shares of common stock of the Company and approximately $15 million in cash. The Company has classified as goodwill approximately $27.4 million, which represents the cost in excess of the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 20 years. The Schenck purchase agreement contains provision for additional payments by the Company to Schenck shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain adjusted EBITDA thresholds are met for the year ending December 31, 1998. There is no cap for such provisional payments. One-half of the additional payment to Schenck shareholders will be satisfied by the issuance of shares of common stock valued at $9.75 per share. The second half of the payment will be in cash. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill. The Company has included 746,000 shares and 246,000 shares as common stock equivalents in its calculation of diluted earnings per share for the three and nine months ended September 30, 1998, respectively, as an estimate of the average shares outstanding for additional shares projected to be issued with respect to the Schenck purchase agreement.

In the third quarter of 1998, the Company acquired Underground Specialties, Inc. ("USI") which provides underground building services for fiber optic cable construction projects to major telecommunications customers.

The purchase price was approximately $7.3 million and consisted of 242,000 shares of common stock of the Company and approximately $3.6 million in cash.
The Company has classified as goodwill approximately $4.0 million, which represents the cost in excess of the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 20 years. The USI purchase agreement contains provision for additional payments by the Company to USI shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain adjusted EBITDA thresholds are met for the year ending July 31, 1999. There is no cap for such provisional payments. One-half of the additional payment to USI shareholders will be satisfied by the issuance of shares for common stock valued at the lesser of $15.50 per share or the market value with a minimum price of $13.625. The second half of the payment will be in cash. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill.

The following unaudited pro forma results of operations give effect to the 1998 purchase of USI as if it occurred as of January 1, 1998. Such pro forma information reflects certain adjustments, including amortization of goodwill, accrual of income taxes, interest expense, additional shares issued and salary expense consistent with Arguss' compensation program:

         Pro Forma (unaudited)
         ---------------------

         Sales                                         $122,378,000
                                                       ============
         Net Income                                    $  4,965,000
                                                       ============
         Income per share - basic                      $        .46
                                                       ============
         Weighted average number of shares - basic       10,735,000
                                                       ============
         Income per share - diluted                    $        .43
                                                       ============
         Weighted average number of shares - diluted     11,601,000
                                                       ============

     F)   ENTERPRISE SEGMENT INFORMATION


The Company's operations have been classified into two business segments for the three months and nine months ended September 30, 1998, Communications and Manufacturing, respectively. Summary financial information for the two segments is as follows:


                                                         Sept. 30, 1998
                                                         --------------
                                       Three Months Ended               Nine Months Ended
                                       ------------------               -----------------

                                 Manufacturing   Communications   Manufacturing   Communications
                                 -------------   --------------   -------------   --------------
Net sales                        $  3,456,000     $ 42,452,000    $ 13,233,000     $ 91,508,000

Cost of sales,
  excluding depreciation            2,324,000       32,219,000       8,841,000       69,737,000
                                 ------------     ------------    ------------     ------------
Gross profit,
  excluding depreciation            1,132,000       10,233,000       4,392,000       21,771,000
                                 ------------     ------------    ------------     ------------

Operating expenses,
  excluding depreciation            1,417,000        2,090,000       4,447,000        5,858,000
Goodwill amortization                    --            687,000            --          1,992,000
Non cash stock compensation              --            742,000            --          1,806,000
Depreciation expense                   55,000        1,613,000         164,000        4,299,000

Net interest and other income          46,000          658,000         138,000        1,855,000
                                 ------------     ------------    ------------     ------------
Pretax income (loss)             ($   386,000)    $  4,443,000    ($   357,000)    $  5,961,000
                                 ============     ============    ============     ============

Capital expenditures             $     64,000     $  3,523,000    $    106,000     $ 10,943,000
                                 ============     ============    ============     ============
Property, plant and
  equipment, net                 $  1,318,000     $ 25,885,000    $  1,318,000     $ 25,885,000
                                 ============     ============    ============     ============

Total assets                     $  9,155,000     $131,360,000    $  9,155,000     $131,360,000
                                 ============     ============    ============     ============

Total liabilities                $  4,149,000     $ 70,072,000    $  4,149,000     $ 70,072,000
                                 ============     ============    ============     ============

(1) Segment information does not reconcile to consolidated net income before tax due to net unallocated corporate expense of $11,000 which is the net of $29,000 in interest income and $40,000 in stock option expense for the nine months ended September 30, 1998. For the three months ended September 30, 1998, the net corporate difference was income of $11,000, which is a net of $14,000 in interest income and $3,000 in stock option expense.

(2)  Excludes   inter-company  payables  of  $1,222,000  for  manufacturing  and
     $1,780,000 for communications segments, respectively at September 30, 1998.


     G)   LONG-TERM DEBT

On January 2, 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of Can-Am and Schenck, the Company entered into an aggregate of $15,016,000 in new acquisition financing facilities. The facilities have a five-year amortization rate for repayment of the principal and include a balloon payment of approximately $4 million due on March 31, 1999. The acquisition financing bears an interest rate of LIBOR plus 275 basis points which is subject to a reduction in rate to LIBOR, plus 175 basis points if certain cash flow objectives are achieved.

In October 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of USI, the Company entered into an aggregate of $3.5 million in a new acquisition financing facility. The financing has a five-year amortization rate for repayment of principal and bears an interest rate of LIBOR plus 175 basis points.

During the nine months ended September 30, 1998, the Company expanded both its ACG revolving credit facility from $4 million to $15 million, and equipment financing facility from $3.5 million to $13 million, generally under the same interest rates and covenants as the original lines of credit.

Further, on January 2, 1998, the Company consummated a term loan to refinance existing equipment financing facilities at Can-Am and Schenck. The proceeds of this line were $2,400,000, are payable over 48 months, and bear an interest rate at LIBOR, plus 165 basis points.

To hedge the variable term loan interest rate risk for $10 million in notional amount of the acquisitions financing facilities, $3,700,000 in notional amount of equipment financing and $2,400,000 in notional amount of the refinancing term loan, during the nine months ended September 30, 1998, the Company entered into various interest rate swaps pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the nine months ended September 30, 1998, the Company payment under the three new interest rate swaps aggregated $34,000. The Company had no receipts pursuant to the new interest rate swaps.

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

                              ARGUSS HOLDINGS, INC.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") (formerly White Mountain Cable Construction Corp.) and Conceptronic, Inc. ("Conceptronic"). ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. ACG operates through its divisions
- White Mountain, Can-Am, TCS, Rite, Schenck and Underground Specialties. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the Surface Mount Technology ("SMT") circuit assembly industry.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company had net income of approximately $2,166,000 for the three months ended September 30, 1998, compared to net income of $610,000 for the three months ended September 30, 1997. During the three months ended September 30, 1998 improvement in earnings was due primarily to the profitable results of ACG whose pretax income was $4,443,000, compared to $1,269,000 in the comparable period in 1997. The increase in pretax income is due primarily to the strong quarterly performance of the TCS, Schenck and Underground Specialties divisions, which had strong performances in their respective construction projects in Denver and the Pacific Northwest. Schenck and Underground Specialties with $3,161,000 in pretax income are included in results only in 1998.

Net sales for the three months ended September 30, 1998 increased $31,740,000 or more than three-fold to approximately $45,908,000 from approximately $14,168,000 for the three months ended September 30, 1997 due primarily to the acquisition of Schenck, Can-Am, USI and Rite (collectively "Acquisitions") which had combined sales of $18,973,000 and also due to strong sales increase of $14,228,000 at White Mountain and TCS divisions. Conceptronic's sales were $1,461,000 below the levels achieved for the three months ended September 30, 1997 due primarily to the industry-wide softening of activity in the SMT circuit assembly equipment industry. The Company expects a continued softening in activity in the SMT circuit assembly equipment industry during the fourth quarter, which may have a negative impact on Conceptronic's operating results.

Consolidated gross profit margin, excluding depreciation, was 25% of sales for the three months ended September 30, 1998 compared to 32% for the comparable period in 1997. ACG's gross profit margin was 24% for the three months ended September 30, 1998, compared to 30% for the three months ended September 30, 1997. The decline in margins is due to the White Mountain division's transition costs incurred in commencing a project in Charlotte, North Carolina, which should generate improved margins beginning in the fourth quarter. White Mountain division has reduced its involvement with its Dallas, Texas project and does not expect significant contribution to gross profit from this project in the fourth quarter. Further, the underground construction mix of business has historical profit margins typically less than the gross profit margin levels of the aerial construction's mix of business. Conceptronic's gross profit margin was 33% for the three months ended September 30, 1998 which, although below the 36% gross profit margin achieved for the comparable period in 1997, is consistent with historical operating levels.

Selling, general and administrative expenses for the three months ended September 30, 1998 were $3,889,000 compared to $2,374,000 for the comparable period one year ago. The increase was largely due to the Acquisitions which accounted for $1,560,000 in expenses of which $634,000 was non-cash stock option expense.

Depreciation expense was $1,668,000 for the three months ended September 30, 1998 compared to $376,000 for the three months ended September 30, 1997 due primarily to ACG, which had $1,613,000 of depreciation expense due to new equipment acquisitions to perform large construction projects, and Acquisitions which had depreciation expense of $819,000 for the three months ended September 30, 1998.

Goodwill amortization increased to $687,000 for the three months ended September 30, 1998 from $225,000 for the three months ended September 30, 1997 due primarily to the Acquisitions.

Net interest expense for the three months ended September 30, 1998 was $691,000 compared to $104,000 for the comparable period one year ago. The ACG net interest expense for the third quarter of 1998 was $658,000. The increase in amounts outstanding under bank credit facilities with respect to financing of the Acquisitions, equipment acquisition lines and the revolving line of credit resulted in increased aggregate net interest expense. See Liquidity and Capital Resources for a discussion of the Company's debt facilities.

Income tax expense increased to $1,902,000 from $631,000 due primarily to the profitable operations of ACG.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company had consolidated net income of approximately $2,559,000 for the nine months ended September 30, 1998, compared to net income of $2,002,000 for the nine months ended September 30, 1997. The increase in net income for the nine months in 1998 when compared to 1997 is primarily due to Acquisitions which offset the impact of severe winter weather on cable construction operations, primarily in the northeastern United States, and lower profit margins at the commencement of several significant, regional, multiple-year contracts with major telecommunications companies. During the nine months ended September 30, 1998, ACG incurred transition costs to relocate crews and equipment and set up operations in several new locations, as well as reducing its involvement in its Dallas, Texas project. TCS realized improved net sales, as well as operating cost efficiencies, during the third quarter for contracts in Orlando, Florida and Denver, Colorado. (See discussion of gross profit below.) In the fourth quarter, the Company expects to continue to realize increasing profitability from maturing regional contracts, but will also continue to incur transition costs during the start-up phases of certain large contracts and its reduced activity in its Dallas, Texas project.

For ACG, pretax income for the nine months ended September 30, 1998 was $5,961,000, compared to $3,371,000 for the comparable period in 1997. ACG's pretax net income for the nine months ended September 30, 1998 was significantly effected by goodwill amortization of $1,992,000 and non cash stock expense of $1,806,000 due primarily to stock options granted below market value to employees of the Acquisitions and the TCS division. In contrast, for the nine months ended September 30, 1997, goodwill amortization was $618,000 and non-cash stock option expense was approximately $128,000.

Consolidated net sales for the nine months ended September 30, 1998 were $104,741,000, compared to $35,826,000 for the comparable period in 1997 - an increase of nearly three-fold due primarily to the Acquisitions, which accounted for $38,985,000 of the increase and TCS, acquired in September 1997, which contributed $19,842,000 to the sales increase. Operations of ACG, owned for at least one year, had a net sales increase of $13,607,000 or 61% for the nine months ended September 30, 1998. For all ACG operations, net sales for the nine months ended September 30, 1998 were $91,508,000. For Conceptronic, net sales for the nine months ended September 30, 1998 were $13,233,000, compared to a $13,646,000 for the comparable period in 1997.

Consolidated gross profit margin, excluding depreciation, was 25% of sales for the nine months ended September 30, 1998 compared to 32% for the nine months ended September 30, 1997. The decrease in margins is attributed to ACG, which was in the start-up phase for several large regional cable construction contracts. The impact of adverse weather conditions, in comparison to mild 1997 weather conditions, also reduced ACG's gross profit margins. With respect to White Mountain which is commencing significant, multiple-year projects, it experienced reduced gross profit margins from historical percentages due to the costs associated with starting the large projects, as well as from its reduction in activity in its Dallas, Texas project. The reduced margins from the communications segment were offset in part by consistent margins at Conceptronic, which had 33% in the nine months ended September 30, 1998.

Consolidated selling, general and administrative expenses for the nine months ended September 30, 1998 were $11,247,000, compared to $5,943,000 for the comparable period in 1997. The increase was largely due to the Acquisitions, which had $3,973,000 in selling, general and administrative expenses for the nine months ended September 30, 1998, and from TCS, acquired in September 1997, which had increased expenses of $1,138,000 in 1998.

Depreciation expense increased to $4,463,000 for the nine months ended September 30, 1998, compared to $824,000 for the nine months ended September 30, 1997 due primarily to ACG which made fixed asset acquisitions of $6,967,000 during calendar year 1997, and $10,943,000 during the nine months ended September 30, 1998. The capital assets are amortized over sixty months. Further, the Acquisitions had $2,050,000 in depreciation for the nine months ended September 30, 1998. Goodwill amortization increased to $1,992,000 from $618,000 in the comparable period one year ago due to the Acquisitions and TCS, which was acquired in September 1997.

Net interest expense for the nine months ended September 30, 1998 was $1,963,000, compared to $250,000 for the comparable period in 1997. The ACG net interest expense increased to $1,855,000 for the nine months ended September 30, 1998, compared to $190,000 in the comparable period in 1997, due to the Acquisitions whose purchases were partially financed through bank financing and due to equipment financing lines for the above expanded capital assets acquisition program. (See discussion of expanded bank credit facilities in LIQUIDITY and CAPITAL RESOURCES.)

Income tax expense increased to $3,034,000 for the nine months ended September 30, 1998 from $1,003,000 in the comparable period one year ago. The nine months ended September 30, 1997 reflect the reversal of valuation allowances primarily recorded against deferred tax assets.

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

In the third quarter of 1998, the Company acquired Underground Specialties, Inc. ("USI") which provides underground building services for fiber optic cable construction projects to major telecommunications customers. The purchase price was approximately $7.3 million and consisted of 242,000 shares of common stock of the Company and approximately $3.6 million in cash. The Company has classified as goodwill approximately $4.0 million which represents the cost in excess of the fair value of the net assets acquired. Goodwill is being amortized using the straight-line method over 20 years. The USI purchase agreement contains provision for additional payments by the Company to USI shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain adjusted EBITDA thresholds are met for the year ending July 31, 1999. There is no cap for such provisional payments. One-half of the additional payment to USI shareholders will be satisfied by the issuance of shares of common stock valued at the lesser of $15.50 per share or the market value with a minimum price of $13.625. The second half of the payment will be in cash. Any additional payments earned under the terms of the agreement will be recorded as an increase in goodwill.

Consolidated net cash used by operations for the nine months ended September 30, 1998 was $1,498,000, compared to net cash provided by operations of $747,000 in the nine months ended September 30, 1997. The change in cash flow from operations is due to the greater sales volume of construction activity which caused an increase in ACG receivables and unbilled receivables for materials. Net cash used for investing activities in 1998 was $28,060,000, compared to $12,834,000 in the comparable period in 1997. The increase in investing activities was primarily due to the Acquisitions, which required $17,441,000 in net cash, as well as significant expenditures for capital assets for new cable construction contracts which used $10,619,000 in cash. Net cash flows provided by financing activities was $29,936,000 for the nine months ended September 30, 1998, compared to $4,930,000 for the same period in 1997 which reflects advances from TCI for contract funding and bank financing used to purchase the Acquisitions, as well as to expand the capital asset base for new contracts in 1998.

The Acquisitions significantly impacted various balance sheet accounts during 1998. Accounts receivable increased $27,903,000, primarily due to the consolidation of Acquisitions, as well as due to new large projects at White Mountain and TCS divisions. Accounts payable increased by $12,766,000 due to the Acquisitions and costs of new contracts. Long-term debt increased $14,720,000 due primarily to the use of $15,016,000 in bank acquisition financing to acquire Can-Am and Schenck. Unbilled receivables for materials which increased by $8,208,000, relate to cable system component equipment acquired in connection with TCI turn key contracts in Dallas, Denver and Portland.

On January 2, 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of Can-Am and Schenck, the Company entered into an aggregate of $15,016,000 in new acquisition financing facilities. The facilities have a five-year amortization rate for repayment of the principal of the acquisition financing facility and include a balloon payment of approximately $4 million of the facilities in March 31, 1999. The acquisition financing bears an interest rate of LIBOR, plus 275 basis points which is subject to a reduction in rate to LIBOR, plus 175 basis points if certain cash flow objectives are achieved.

During the nine months ended September 30, 1998, the Company expanded both its ACG revolving credit facility from $4 million to $15 million, and equipment financing facility from $3.5 million to $13 million under the same interest rates and covenants as the original lines of credit.

Further, the Company consummated a term loan to refinance existing equipment financing facilities at Can-Am and Schenck. The proceeds of this line were $2,400,000, are payable over 48 months, and bear an interest rate at LIBOR, plus 165 basis points.

To hedge the variable term loan interest rate risk for $10 million in notional amount of the acquisitions financing facilities and the $2,400,000 in notional amount of the refinancing term loan, the Company has entered into various interest rate swaps pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the nine months ended September 30, 1998, the Company's payment under the three new interest rate swaps aggregated $34,000. The Company had no receipts pursuant to the interest rate swaps.

The Company had $16,500,000 in revolving lines of credit with commercial banks of which $9,470,000 was drawn down as of September 30, 1998 to fund increased inventories, capital equipment purchases and working capital.

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

The Company's cable construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

YEAR 2000 DATE CONVERSION

The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. Without corrective measures, this issue could cause computer applications to fail or to create erroneous results. Incomplete or untimely resolution of the Year 2000 issue by the Company or by its key vendors, customers suppliers or by other third parties could have a materially adverse impact on the Company's business, operations or financial condition in the future.

During 1998, ACG commenced the upgrading of its business information systems through common integrated computer and software systems throughout ACG. As a by-product of the implementation of the new integrated business reporting system, ACG expects to remediate Year 2000 compliance issues at certain of its divisions which were not already Year 2000 compliant. All ACG divisions are expected to be operating on the new integrated business system by the second quarter of 1999 with most ACG divisions completed during the first quarter of 1999.

In conjunction with Arguss' review of its Year 2000 compliance issue, the Company has conducted an inventory of its information technology ("IT") and non-IT, as well as its telecommunications systems. This inventory will be reconfirmed during the fourth quarter of 1998 with the objective of finalizing Year 2000 remediation plans. ACG has addressed its Year 2000 compliance issue for IT and non-IT systems within the framework of its new integrated business reporting system. Conceptronic expects to complete steps necessary to remediate significant Year 2000 compliance issues by the second quarter of 1999. The total cost with respect to systems and other modifications to Company IT, non-IT and telecommunications systems is not expected to be material to Arguss' financial position.

At September 30, 1998, Arguss was also in the process of identifying and prioritizing critical suppliers and customers and communicating with them about their plans and progress in Addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been initiated. Contingency plans will be developed in the first quarter of 1999 in response to the detailed evaluations.

Based upon currently available information, the Company expects that all phases of its Year 2000 project will be completed by the end of the second quarter of 1999. With the completed and planned Year 2000 modifications to its IT systems and non-IT systems and telecommunications systems, the Company currently believes that the Year 2000 issue should not pose significant operational problems to the Company. There can be no assurance, however, that the systems of other parties upon which the Company's business relies, including, but not limited to, the Company's key vendors, customers, suppliers and other third parties will be converted on a timely basis. If the Company's Year 2000 remediation is not completed in a timely manner, or if the systems and applications of key third parties are materially impacted by the Year 2000 issue, the Company could lose certain of its abilities to efficiently engage in normal business activities which could have a material adverse effect on the Company's business, financial condition or results of operations. Although some business disruption in the Company's business may be likely as a result of Year 2000 failures by third parties, the Company is not able at this time to ascertain the extent of any such disruption. Contingency plans will be developed in the first quarter of 1999 in response to the Company's evaluation of Year 2000 business exposures. Arguss believes that, with the implementation of new business systems and contingency planning with respect to key vendors and customers, the possibility of significant business interruptions of normal operations should be reduced.

The dates on which the Company believes it will complete its Year 2000 modifications and initiatives and the project costs are based upon management's best estimates will be achieved and actual results could differ materially from those anticipated. In addition to the Company's reliance on third parties to remediate their own Year 2000 issues, specific factors that might cause such material differences include, but are not limited to, the continued availability and cost of trained personnel and the ability to locate and correct all relevant computer codes.

In addition to its internal systems and external supplier and customer relationships, Arguss has exposure to Year 2000 compliance issues with respect to potential acquisitions. The Company includes Year 2000 compliance in its evaluation of acquisition candidates, as well as in its due diligence in progress. At October 31, 1998, the Company had no acquisition in progress. Non-compliance with Year 2000 could have an adverse impact on valuations of potential acquisitions or reduce Arguss' programs of making acquisitions.

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


                                     PART II

                                OTHER INFORMATION


Items 1,2, 3, 4 and 5:  Not Applicable.

Item 6:  Exhibits and Reports on form 8-K

(a)

         27    Financial  Data Schedule

(b)  Reports on Form 8-K

In a Report on Form 8-K/A dated  September 4, 1998,  the Company  reported under
Item 2 "Acquisition or Disposition of Assets," the acquisition by the Company through a wholly owned subsidiary of Underground Specialties, Inc. ("USI")

         Financial statements of business acquired: Audited balance sheets of USI as of July 31, 1998 and 1997 and related statements of income, retained earnings and cash flow for the years then ended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Arguss Holdings, Inc.



November 12, 1998                      By:  /s/ Rainer H. Bosselmann
                                            ------------------------------------
                                                Rainer H. Bosselmann
                                                Chief Executive Officer



November 12, 1998                      By:  /s/ Arthur F. Trudel
                                            ------------------------------------
                                                Arthur F. Trudel
                                                Principal Financial Officer and
                                                Principal Accounting Officer