Form 10-K
period 1998-12-31
ARGUSS HOLDINGS INC
filed 1999-03-16
CIK 879986

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                         COMMISSION FILE NUMBER 0-19589

                       ----------------------------------

                              ARGUSS HOLDINGS, INC.
          (Exact name of Registrant issuer as specified in its Charter)

               Delaware                                   02-0413153
         --------------------                        -------------------
    (State or other jurisdiction of                     (IRS Employer
     Incorporation of Organization)                   Identification No.)


                ONE CHURCH STREET, SUITE 302, ROCKVILLE, MARYLAND
                    (Address of Principal executive offices)

                                     20850
                                   (Zip Code)

                     --------------------------------------

                                (301) 315 - 0027
                 (Issuer's telephone number including area code)

                    ----------------------------------------

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE
      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                                 TITLE OF CLASS
                          COMMON STOCK, $.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended, during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 1, 1999, 10,878,555 shares of common stock, $ .01 par value per share were outstanding. The aggregate market value of the shares of common stock, held by non-affiliates, based upon the closing price for such stock on March 1, 1999 was approximately $77,274,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement for its Annual Meeting of Stockholders to be held May 14, 1999 is incorporated by reference into Part III hereof.

                                     PART I

         Statements made in this report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements may be subject to certain risks and uncertainties, including, but not limited to, continued acceptance of Arguss Holdings, Inc.'s products and services in the marketplace, uncertainties surrounding new acquisitions, floating rate debt, risks of the construction industry, including weather and an inability to plan and schedule activity levels, doing business overseas and risks inherent in concentration of business in certain customers. All of these risks are detailed from time to time in Arguss Holdings, Inc.'s filings with the Securities and Exchange Commission. Accordingly, the actual results of Arguss Holdings, Inc. (the "Company" or the "Registrant" or "Arguss") could differ materially from such forward-looking statements.

ITEM 1.   BUSINESS

GENERAL

         The Company was organized as a Delaware corporation on June 1, 1987. The Registrant acquires businesses that provide services and products to high growth industries. The Company currently owns companies that serve the telecommunications industry and the circuit board manufacturing industry. The Company has adopted an entrepreneurial management style, which stresses operational reliance on the entrepreneurial partners who previously owned the companies acquired. Employees are incentivized at all levels of responsibility with stock options.

         Prior to May 1997, the Company operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company, and its operating assets were held by wholly owned subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to Arguss Holdings, Inc. The subsidiary then adopted the name "Conceptronic, Inc" ("Conceptronic"). The Company's other wholly owned operating subsidiary is Arguss Communications Group, Inc. ("ACG").

         The Company conducts its operations through its wholly owned subsidiaries, ACG and Conceptronic. ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial, underground and long-haul construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. ACG's operating divisions include White Mountain Cable Construction ("WMC"), TCS Communications ("TCS"), Can-Am Construction ("CA"), Schenck Communications ("SC"), Underground Specialties ("US") and Rite Cable Construction ("Rite"). Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

TELECOM CONSTRUCTION

         Through its acquisitions in the telecom construction industry, the Company seeks to evolve into a geographically diverse telecom construction entity with a reputation for high quality and on-time performance. The Company has diversified its customer base and believes it is included on the bid lists of many of the major telecommunications firms. During 1998, the Company, through ACG, actively pursued acquisitions in the telecom construction industry. The Company acquired three cable construction companies -- CA, SC and US. The aggregate purchase price was approximately $19.0 million in cash and 2,051,000 shares of the Company's common stock, plus the assumption of debt. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. At the date of the acquisitions, prior to additional payments described below, approximately $31.3 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

         The SC and US agreements contain provisions for additional payments by the Company to former SC and US shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the years ended December 31, 1998 and July 31, 1999, respectively, are met. To meet EBITDA thresholds, SC and US divisions must have adjusted EBITDA in excess of $2.3 million and $2.8 million, respectively, during the term of their earnout periods. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of the additional payment. SC has exceeded its EBITDA threshold at December 31, 1998. Any additional payments earned under the terms of the agreements will be recorded as an increase in goodwill.

         Former SC shareholders will receive an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their conditional additional payments. At December 31, 1998, the Company accrued $18,696,000 as a liability for the combined cash and value of shares payable. Arguss will utilize bank debt to fund the cash payment to former SC shareholders. One-half of the additional payment to former US shareholders will be satisfied by the issuance of shares of common stock valued at the lesser of $15.50 per share or the market value on July 31, 1999 with a minimum price of $13.625

         Through its strategy of evolving into a geographic and customer diverse telecom construction company, ACG is able to exploit the rapidly accelerating deployment of fiber optics throughout the United States. Telecommunications companies are expanding rapidly due to deregulation within the industry coupled with the increased demand for telecommunications services by both commercial and non-commercial users. The Company is participating in the industry's expansion through the construction of expanded capacity by deploying fiber optic cable, replacing aging copper and coaxial infrastructure and upgrading the capacity of existing infrastructure.

         ACG intends to emphasize its high quality reputation, outstanding customer base and highly motivated employees in competing for large national contracts. ACG believes that a high quality and well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers' needs for high quality and on-time service. ACG is committed to invest in its repair and maintenance capabilities to maintain the quality and life of its equipment. Additionally, ACG makes a substantial investment annually in new vehicles and equipment.

         The Company's telecom construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

         ACG continues to actively pursue larger regional telecom construction contracts with major telecommunications firms. The positive impact of major contracts requires that ACG undertake extensive up front preparations with respect to staffing, training and relocation of equipment. Consequently, ACG may incur significant period costs in one fiscal period and realize the benefit of contractual revenues in subsequent periods.

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

HOLDING COMPANY STRUCTURE

         Arguss is a holding company with no operations other than an investment in its operating subsidiaries. At December 31, 1998, there were no restrictions with respect to dividends or other payments from the operating subsidiaries to Arguss.

CONSOLIDATED OPERATIONS

         During 1998, ACG provided services to many of the national firms in the telecommunications industry. Certain of ACG's more significant construction relationships were with Media One, Tele-Communications, Inc. and Time Warner, Inc. These customers accounted for approximately 56% of ACG's net sales in 1998. Through acquisitions and internal growth, ACG expects that the number and mix of customers, as well as the highly concentrated dependency upon several customers, will change in the future.

         For the year ended December 31, 1998, some of Conceptronic's larger customers were Ford Motor Company, Chrysler Corporation and Motorola, Inc. Ford Motor Company accounted for 10% of Conceptronic's net sales in 1998.

         For the years ended December 31, 1998, 1997 and 1996, international sales accounted for approximately 44%, 46% and 35% of Conceptronic's net sales, respectively. Although Conceptronic has not experienced any significant problems from its international sales due to volatile economic conditions, Conceptronic could encounter greater delays or costs in enforcing contracts with customers outside the United States, should disputes arise, and the ability of Conceptronic to offer competitively priced products outside the United States may be affected by currency fluctuations.

BACKLOG

         At December 31, 1998, ACG had a backlog of estimated commitments of $150 million to perform services in 1999 and later years, compared to $120 million at December 31, 1997. Of ACG's backlog, 80% is expected to be constructed within the next twelve months. On December 31, 1998, Conceptronic had purchase orders reflecting a backlog of $1,758,000, compared to a December 31, 1997 backlog of $2,200,000. Conceptronic's backlog at December 31, 1998 is expected to be shipped within the next twelve months.

COMPETITION

         ACG operates in a competitive and fragmented industry. ACG competes with contractors ranging from small regional companies which service a single market to larger firms servicing multiple regions, as well as large national and multi-national contractors. ACG believes it competes favorably with the other companies in the telecom construction industry.

         Competition in the printed circuit board assembly equipment market is substantial, particularly in the area of convection ovens. Conceptronic believes that the technological superiority of its products, together with its manufacturing philosophy and expertise, give it a competitive advantage in the SMT assembly equipment industry. However, there can be no assurance that Conceptronic will be able to compete effectively against its competitors in the future.

         The principal competitive factors in the printed circuit board assembly equipment market are product performance, price, reliability and the ability to meet customer's delivery schedules. Conceptronic believes that it competes favorably with respect to each of these factors.

RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1998, 1997 and 1996, Conceptronic expended approximately $1,096,000, $489,000 and $385,000 respectively, or approximately 6.4%, 2.6% and 2.5% of its net sales for each respective year, on research and product development. In 1998, expenditures primarily involved work on a new line of ovens which incorporate a modular design to enhance efficiency of manufacturing processes, as well as adaptability to customer configuration requirements.

YEAR 2000 DATE CONVERSION

         For discussion of Year 2000 Date Conversion, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations on page 13.

EMPLOYEES

         As of December 31, 1998, the Company had 1,274 employees, all of whom were full time. Approximately 40 of the Company's employees are represented by labor organizations and the Company is not aware of any other activities seeking organization. The Company considers its relationship with its employees to be satisfactory.

ITEM 2.  PROPERTIES

FACILITIES

         ACG's corporate headquarters is located in an office facility in Epsom, New Hampshire. The Company acquired a 9,000-sq. ft. maintenance facility in 1997, in connection with the acquisition of ACG. During 1997, ACG constructed a 10,000-sq. ft. office facility on an adjacent lot. ACG leases divisional headquarters located in various regions of the United States. TCS has a 3,000 square foot office facility located in Palm Harbor, FL. CA is located in Costa Mesa, CA in a 21,000 square foot combined office, warehouse and maintenance facility. SC is headquartered in Woodinville, WA at a 13,000 square foot office and maintenance facility. US leases a 6,000 square foot office and maintenance facility in Mukilteo, WA. Although the Company expects these facilities, which are in excellent condition, to be adequate for its current operations, Arguss is exploring the possibility of combining the headquarters' operations of SC and US which could require the purchase or lease of a new facility or expansion of an existing facility. Since the study is at a preliminary stage, Arguss is unable to estimate costs associated with the various consolidation options.

         ACG's principal operations are conducted at local construction offices, equipment yards and storage facilities. These facilities are temporary in nature with most of ACG's services performed on customer premises or job sites. Because equally suitable temporary facilities are available in all areas where ACG does business, these facilities are not material to ACG's operations.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $ .01 par value per share, trades on The NASDAQ National Market of The NASDAQ Stock Market under the symbol ARGX. For the periods reported below, the following sets forth the high and low sales price information for the common stock as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                      HIGH         LOW
     1998
First Quarter       $18.50       $13.50
Second Quarter      $19.125      $15.00
Third Quarter       $18.75       $13.50
Fourth Quarter      $20.50       $12.00

                      HIGH         LOW                          HIGH      LOW
     1997                                       1996
First Quarter        $8.625       $5.50    First Quarter       $7.25     $5.25
Second Quarter       $8.0625      $6.00    Second Quarter      $7.00     $3.6875
Third Quarter       $12.375       $7.50    Third Quarter       $5.00     $3.00
Fourth Quarter      $14.75       $10.00    Fourth Quarter      $6.75     $3.75

         The Company has not paid dividends to its stockholders since its inception, and does not plan to pay dividends on its common stock in the foreseeable future. The Company intends to retain any earnings to finance growth.

         The closing price of the Company's common stock on NASDAQ on December 31, 1998 was $18.75 per share. As of December 31, 1998, the Company had approximately 300 stockholders of record for its common stock. The Company has approximately 1,200 stockholders holding common stock in "Street Name."

SELECTED FINANCIAL DATA



                         1998(2)(3)     1997(1)(3)         1996           1995           1994
                         ----------     ----------         ----           ----           ----

Net Sales               $145,017,000   $ 53,284,000   $ 15,653,000   $ 15,028,000   $ 13,479,000
                        ============   ============   ============   ============   ============

Depreciation            $  6,197,000   $  1,243,000   $    295,000   $    329,000   $    346,000
Goodwill amortization      2,754,000        946,000           --             --             --
Interest Expense           3,113,000        652,000        236,000        152,000        101,000
Income (Loss) Before
  Income Taxes             6,698,000      2,803,000        103,000        412,000       (528,000)

Net Income (Loss)       $  2,995,000   $  1,805,000   $     88,000   $    412,000   ($   528,000)
                        ============   ============   ============   ============   ============

Income (Loss) per
  Share - Basic         $        .28   $        .24   $        .04   $        .24   ($       .31)
                        ============   ============   ============   ============   ============
        - Diluted       $        .26   $        .22   $        .04   $        .24   ($       .31)
                        ============   ============   ============   ============   ============

Weighted Average
Number of Shares
- Basic                   10,575,000      7,674,000      2,033,000      1,700,000      1,700,000
                        ============   ============   ============   ============   ============
- Diluted                 11,537,000      8,061,000      2,082,000      1,730,000      1,700,000
                        ============   ============   ============   ============   ============

Total Assets            $158,542,000   $ 59,035,000   $ 19,107,000   $  7,815,000   $  7,467,000
                        ============   ============   ============   ============   ============

Current Portion of
Long Term Debt          $ 11,429,000   $  1,632,000   $     48,000   $     43,000   $     45,000
                        ============   ============   ============   ============   ============

Long Term Debt
Excluding Current
Portion                 $ 23,187,000   $  6,995,000   $  1,038,000   $  1,087,000   $  1,118,000
                        ============   ============   ============   ============   ============

Cash Dividends
Per Common Share                 -0-            -0-            -0-            -0-            -0-




NOTES TO SELECTED FINANCIAL DATA:

(1) Includes the results of operations of WMC (January 1, 1997), TCS (September 1, 1997) and Rite (October 1, 1997) from their respective dates of acquisition.

(2) Includes the results of operations of CA and SC (January 1, 1998) and US (August 1, 1998) from their respective dates of acquisition.

(3) Includes non-cash stock option compensation expense of $2,204,000 and $516,000, respectively, for the years ended December 31, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this document.

PLAN OF OPERATIONS

         The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications, Group, Inc. ("ACG"), formerly White Mountain Cable Construction Corp., and Conceptronic, Inc. ("Conceptronic"). ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of communications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. ACG operates through its divisions - WMC, CA, TCS, Rite, SC and US. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount technology ("SMT") circuit assembly industry.

GENERAL

         During 1998, the Company actively pursued acquisitions in the telecom construction industry. The Company acquired three telecom construction companies
- CA, SC and US (collectively "Acquisitions") - for an aggregate purchase price of $19.0 million in cash (including acquisition costs) and 2,051,000 shares of the Company's common stock, plus the assumption of debt. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. The Company, as a result of the acquisitions, recorded approximately, prior to additional payments described below, $31.3 million in goodwill. This reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

         The SC and US purchase agreements contain provisions for additional payments by the Company to former SC and US shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the years ended December 31, 1998 and July 31, 1999, respectively, are met. To meet EBITDA thresholds, SC and US divisions must have adjusted EBITDA in excess of $2.3 million and $2.8 million, respectively, during the term of their earnout periods. Results in excess of the adjusted EBITDA threshold serves as the basis to determine the amount of the additional payment. SC has exceeded its EBITDA threshold at December 31, 1998. Any additional payments earned under the terms of the agreements will be recorded as an increase in goodwill.

         Former SC shareholders will receive an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. At December 31, 1998, the Company accrued $18,696,000 as a liability for the combined cash and value of shares payable. Arguss will utilize bank debt to fund the cash payment to former SC shareholders. One-half of the additional payment to former US shareholders will be satisfied by the issuance of shares of common stock valued at the lesser of $15.50 per share or the market value with a minimum price of $13.625.

         During 1997, the Company acquired three telecom construction companies
- WMC, TCS and Rite - for an aggregate purchase price of $9.9 million in cash (including acquisition costs) and 2,772,000 shares of the Company's common stock. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. The Company, as a result of the acquisitions, recorded approximately $25.3 million in goodwill. This reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

         The Rite and TCS purchase agreements contained provisions for additional payments by the Company to the Rite and TCS shareholders to be satisfied by the issuance of the Company's common stock and cash, if certain minimum adjusted EBITDA thresholds were met for the years ended September 30, 1998 and August 31, 1998, respectively. No additional payments were earned by former TCS or Rite shareholders.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

         The Company had net income of $2,995,000 for the twelve months ended December 31, 1998, compared to net income of $1,805,000 for the twelve months ended December 31, 1997. The increase in net income was due primarily to the profitable results of the telecom construction segment whose pretax income was $7,538,000. (See Note 4 to Consolidated Financial Statements.)

         Net sales for the twelve months ended December 31, 1998 increased $91,733,000 or 172% to approximately $145,017,000 from approximately $53,284,000 for the twelve months ended December 31, 1997 due primarily to the Acquisitions which had sales of $46,692,000, and also due to a strong combined sales increase of $47,824,000 at WMC, Rite and TCS, which was offset, in part, by Conceptronic's decrease in sales of $1,232,000. Conceptronic sales for 1998 were below the levels achieved for 1997 due primarily to the industry-wide softening of activity in the SMT circuit assembly business.

         Gross profit margin, excluding depreciation, was 24% of sales for the twelve months ended December 31, 1998, compared to 29% for the comparable period in 1997. The decrease was due primarily to ACG. WMC incurred transition costs in commencing a project in Charlotte, NC, as well as in terminating its involvement in its Dallas, TX project. In addition, both TCS and CA were incurring transition costs in commencing projects in Denver, CO and Portland, OR. Arguss reallocated its telecom construction resources from Dallas, TX to other projects which it believes have superior profit potential in the next twelve months. Further, ACG has a lower overall gross profit percentage than does Conceptronic. ACG, with average gross profit margin of 22% in 1998, now represents 88% of consolidated sales compared to 65% in 1997. ACG believes that its margins should improve as the telecom construction projects commenced in 1998 begin to mature. Conceptronic maintained its margins at 33%.

         Selling, general and administrative expenses for the twelve months ended December 31, 1998 were $14,457,000, compared to $9,042,000 for the comparable period one year ago. The increase was due largely to the Acquisitions, which accounted for $4,527,000 in expenses, including non-cash stock compensation of $1,642,000.

         Depreciation expense increased to $6,197,000 for the twelve months ended December 31, 1998, compared to $1,243,000 for the twelve months ended December 31, 1997, due primarily to the Acquisitions which had $2,563,000 of depreciation expense, and WMC and TCS who spent an aggregate of $6.6 million in 1997 and $10.3 million in 1998 on capital assets.

         Goodwill amortization, using a 20-year estimated useful life, increased by $1,808,000 for the twelve months ended December 31, 1998, from $946,000 for the twelve months ended December 31, 1997, due primarily to the Acquisitions which led to $1,447,000 in goodwill amortization. Rite and TCS, which were acquired late in 1997, had $441,000 in goodwil amortization in 1998, compared to $144,000 in 1997.

         Net interest expense for the twelve months ended December 31, 1998 was $2,707,000, compared to $559,000 for the comparable period one year ago. The increase in amounts outstanding under bank credit facilities with respect to financing of the Acquisitions, equipment acquisition lines, and the revolving line of credit resulted in the increase in aggregate net interest expense. See Liquidity and Capital Resources for a discussion of the Company's debt facilities.

         Income tax expense increased from $998,000 to $3,703,000 due to increased pretax income at ACG. In addition, in the year ended December 31, 1997, the Company reversed $555,000 in valuation allowances recorded against deferred tax assets which reduced income tax expense in 1997.

1997 COMPARED TO 1996

         The Company had net income of $1,805,000 for the twelve months ended December 31, 1997, compared to net income of $88,000 for the twelve months ended December 31, 1996. The increase in net income was due primarily to the profitable results of the telecom construction segment whose pretax income was $3,151,000. (See Note 4 to Consolidated Financial Statements.)

         Net sales for the twelve months ended December 31, 1997 increased $37,631,000 or 240% to approximately $53,284,000 from approximately $15,653,000 for the twelve months ended December 31, 1996 due primarily to the acquisition of WMC, TCS and Rite which had sales of $34,776,000 and to Conceptronic's increase in sales of $2,855,000 or 18%. Conceptronic sales for 1997 were favorably impacted by increased bookings of 27% or $4,112,000 during the year. The increase in Conceptronic sales resulted from concerted efforts to increase market penetration in the SMT circuit assembly equipment industry.

         Gross profit margin, excluding depreciation, was 29% of sales for the twelve months ended December 31, 1997, compared to 33% for the comparable period in 1996. The decrease was due primarily to WMC, which had approximately a 27% gross profit margin for the twelve-month period in 1997, while Conceptronic improved its margins to 34% through improved absorption of manufacturing costs and by higher sales with a product mix which had favorable margins.

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

         Depreciation expense increased to $1,243,000 for the twelve months ended December 31, 1997, compared to $295,000 for the twelve months ended December 31, 1996 due primarily to ACG which had $1,028,000 of depreciation expense. Goodwill, which is being amortized over 20 years, increased to $946,000 for the twelve months ended December 31, 1997 because of the purchases of WMC, TCS and Rite.

         Net interest for the twelve months ended December 31, 1997 was $559,000, compared to $180,000 for the comparable period of 1996. ACG net interest expense was $451,000 for 1997. Conceptronic's expense for the twelve months ended December 31, 1997 decreased by $28,000 to $152,000 due to reduced amounts outstanding under its credit line.

         Income tax expense increased from $15,000 to $998,000 due primarily to the profitable operations of ACG. The effective income tax rate was reduced as a result of the reversing of valuation allowances previously recorded against the entire December 31, 1996 deferred tax asset of $555,000. Arguss achieved pre-tax income of $412,000 in 1995 and $103,000 in 1996. Further, litigation costs, which had been a significant expense to Arguss prior to 1997, were no longer anticipated. The reversal of the valuation allowance in 1997 was based on the foregoing, as well as the investment opportunity available as a result of raising nearly $11,000,000 of equity capital in 1996 which permitted the acquisition of WMC in 1997.

1996 COMPARED TO 1995

         The Company had net income of approximately $88,000 for the year ended December 31, 1996, compared to net income of approximately $412,000 for the year ended December 31, 1995. The decrease was due to lower gross margins and higher selling expenses partially offset by a reduction in legal costs. Net sales in 1996 were approximately $15,653,000, compared to approximately $15,028,000 in 1995, an increase of approximately 4%. The increase in net sales was primarily attributable to increased market share in domestic and foreign rework systems partially offset by a reduction in cleaner system sales.

         Gross profit margin, excluding depreciation, for 1996 was approximately 33% of net sales, compared to approximately 37% for 1995. The reduction was due to higher material costs associated with improvements required to meet customer expectations in product performance and reliability. Selling, general and administrative expenses for 1996 were approximately $3,628,000, compared to approximately $3,115,000 for 1995. Increased expenditures for advertising, product promotions, the opening of a new Asian regional sales office in Malaysia and a 28% increase in the sales and marketing staff was offset by a decrease in legal expenses from the Vitronics lawsuit.

         Interest income for 1996 was approximately $56,000, compared to $6,000 for 1995. The increase represented one month's interest income on the proceeds received from the November 1996 private offering of Class A common stock. Interest expense for 1996 was approximately $236,000, compared to approximately $152,000 for 1995, an increase of approximately 56%. The interest expense represented the mortgage interest on Conceptronic's manufacturing and office facility and Conceptronic's credit line. The increase in interest expense for 1996 was attributed to increased amounts outstanding under the credit line due to the need to fund working capital requirements.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the twelve months ended December 31, 1998 improved to $4,898,000 from $2,334,000 for the twelve months ended December 31, 1997, and from $438,000 used in operations in 1996. The positive impact of the Acquisitions is reflected in the $5,484,000 positive cash flow from operations that the Acquisitions provided during the twelve months ended December 31, 1998. In 1997 the positive impact of the WMC acquisition with $3,137,000 in cash flow from operations offset continued use of cash in operations by Conceptronic. Net cash used for investing activities for the twelve months ended December 31, 1998 was $35,369,000, compared to $17,096,000 and $96,000 in the comparable periods of 1997 and 1996. Of the 1998 investing activities, $19,040,000 was used to purchase Acquisitions compared to $9,900,000 used in 1997 to purchase WMC, TCS and Rite. In 1998, $16,937,000 was spent on capital equipment acquisitions compared to $7,196,000 in 1997 and $96,000 in 1996. The increase reflects the support of revenue growth of ACG which is capital intensive. Net cash flow provided by financing activities was $31,075,000 for the twelve months ended December 31, 1998, compared to net cash flow provided by financing activities of $5,659,000 for the comparable period in 1997 and $10,842,000 in 1996. The increase in financing activity in 1998 reflects the proceeds from the Company's expanded working capital line, as well as financing for the purchase of the Acquisitions and equipment acquisition credit lines. In November 1996, Arguss completed the private placement for Class A Common Stock with net proceeds of $11,730,000. The net proceeds of the private placement were used in the 1997 acquisition of WMC, TCS and Rite ($9.9 million) and for working capital. In connection with the private placement, stock options were issued to non-employees as compensation to facilitate the private placement, resulting in a non-cash charge to paid-in capital of $813,000.

         The Acquisitions significantly impacted various balance sheet accounts during 1998. Cash increased by $604,000 to $1,819,000 due primarily to the Acquisitions, which provided positive cash flow from operations. Accounts receivable increased $21,673,000 primarily due to increased revenues at WMC and TCS and Acquisitions. Costs and earnings in excess of billings increased by nearly $8.4 million due to increased construction activity at CA in the last month of the year, and unbilled amounts for materials with a balance of $5,555,000 related primarily to materials maintained for use on projects in Denver, CO and Portland, OR. The materials are billed to the customer as they are installed.

         Customer advances increased to $7,000,000 at December 31, 1998 due to advances from TCI to purchase construction equipment and materials for projects in Denver, CO and Portland, OR.

         ACG also experienced increases in accounts payable to $13,798,000 at December 31, 1998 from $4,141,000 at December 31, 1997, due primarily to WMC, TCS and the Acquisitions who had increased payables resulting from increased telecom construction activity in the fourth quarter of 1998.

         At December 31, 1998, Arguss accrued $18,696,000 for the additional payment due to former SC shareholders for exceeding the adjusted EBITDA threshold in connection with the SC purchase by Arguss. The accrued payment is due in March 1999, and will be satisfied with 777,000 shares of Arguss common stock and a cash payment of approximately $7.6 million which will be financed by bank borrowings. Long-term debt increased $16,192,000 due primarily to financing of the Acquisitions and expansion of ACG's capital equipment to support new contract revenues.

         At December 31, 1997, the acquisition of WMC significantly impacted various balance sheet accounts. Cash declined by $9,103,000 to $1,215,000. Accounts receivable increased by $10,739,000 due primarily to the consolidation of WMC and increased sales activity at Conceptronic. Long-term debt increased $5,957,000 due primarily to the acquisition and expansion of capital assets of WMC.

         The Company had $16,500,000 in revolving lines of credit with commercial banks of which $8,038,000 was drawn down as of December 31, 1998 to fund increased inventories and working capital.

         On January 2, 1998, the Company expanded its credit facilities with NationsBank, NA. In connection with its acquisition of CA and SC, the Company entered into an aggregate of $15,016,000 in new acquisition financing facilities. The facilities have a five-year amortization rate for repayment of the principal of the acquisition financing facility, and include a balloon payment of approximately $4 million due in March 1999. During the twelve months ended December 31, 1998, the acquisition financing bore an interest rate of LIBOR, plus 275 basis points. Because certain cash flow objectives were achieved, there will be a reduction in rate to LIBOR, plus 175 basis points for the remaining term of the loans.

         In November 1998, the Company entered into a $3.5 million acquisition financing in connection with the acquisition of US. The financing has a five-year amortization rate for repayment of principal, and bears an interest rate of LIBOR, plus 175 basis points.

         During the twelve months ended December 31, 1998, the Company expanded both its ACG revolving credit facility from $4 million to $15 million, and equipment financing facility from $3.5 million to $13 million under the same interest rates and covenants as the original lines of credit.

         Further, the Company consummated a term loan to refinance existing financing facilities at CA and SC. The proceeds of this line were $2,400,000, are payable over 48 months, and bear an interest rate at LIBOR, plus 165 basis points.

         The Company continues to actively pursue acquisitions in telecom construction. Subject to due diligence and other considerations, the Company's commercial credit facilities for equipment financing, revolving lines of credit and acquisition financing facilities may be expanded. In the event that one or more satisfactory acquisition candidates are located, the Company may seek to expand its existing credit facilities or issue additional equity.

         The Company believes it has sufficient cash flow from operations, cash on hand, and availability under its credit line to meet its liquidity needs for the current operations. In addition, the Company will expand its credit facilities with banks to finance its obligations to former SC shareholders. Arguss is in the process of formalizing a $100 million syndicated bank financing facility for which certain institutions have extended preliminary commitments subject to due diligence and the negotiation of a comprehensive credit agreement. Should the syndication effort be delayed, Arguss believes that it will be able to attain temporary funding from existing bank relationships on an interim basis.

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

         In order to hedge its variable term loan interest rate risk, the Company has entered into various Interest Rate Swaps pursuant to which it pays fixed interest rates on $28,115,000 at approximately 7.42%, and receives variable interest rates on the same notional amount. During the year ended December 31, 1998, the Company's payments under Interest Rate Swaps were $103,000. The Company had receipts of $3,000 pursuant to Interest Rate Swaps.

         The Company's Interest Rate Swaps expire as follows:

                                    INTEREST RATE SWAPS               12/31/98
EXPIRATION DATE             INTEREST RATE      NOTIONAL AMOUNT      MARKET VALUE
---------------             -------------      ---------------      ------------
September 9, 2002               7.80%            $ 4,250,000          ($ 94,000)
November  1, 2002               7.87%            $ 2,499,000          ($ 56,000)
December 31, 2001               5.95%            $ 2,400,000          ($ 31,000)
December 31, 2002               5.98%            $10,000,000          ($190,000)
December 31, 2003               7.78%            $ 3,668,000          ($ 90,000)
December 31, 2003               6.88%            $ 3,500,000           $  3,000
December 31, 2003               6.78%            $ 7,000,000           $  6,000

         Other parties to the agreements expose the Company to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of non-performance. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate non-performance by the counter parties.

SEASONALITY

         The Company's telecom construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

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

         Conceptronic evaluated its Year 2000 compliance issues during the year ended December 31, 1998. Conceptronic has undertaken the remediation of most of its Year 2000 exposures and expects to complete remediation efforts during the second quarter of 1999.

         During 1998, ACG commenced the upgrading of its business information systems through common integrated computer and software systems throughout ACG. As a by-product of the implementation of the new integrated business reporting system, ACG expects to remediate Year 2000 compliance issues at certain of its divisions which were not already Year 2000 compliant. All ACG divisions are expected to be operating on the new integrated business system during the second quarter of 1999 with most ACG divisions completed during the first quarter of 1999.

         In conjunction with its review of its Year 2000 compliance issues, the Company has conducted an inventory of its information technology ("IT") and manufacturing and telecom construction systems ("non-IT"), as well as its telecommunications systems. ACG has addressed its Year 2000 compliance issue for IT, non-IT and telecommunications systems. Conceptronic expects to complete steps necessary to remediate significant Year 2000 compliance issues by the second quarter of 1999. The total cost with respect to systems and other modifications to Company IT, non-IT and telecommunications systems is not expected to exceed $300,000, more than one-half of which was expended in 1998.

         The Company has also identified and prioritized critical suppliers and customers and communicated with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been completed. Contingency plans are being developed in the first quarter of 1999 in response to the detailed evaluations.

         Based upon currently available information, the Company expects that all phases of its Year 2000 Project will be completed by the end of the second quarter of 1999. With the completed and planned Year 2000 modifications to its IT systems and non-IT systems and telecommunications systems, the Company currently believes that the Year 2000 issue should not pose significant operational problems to the Company. There can be no assurance, however, that the systems of other parties upon which the Company's business relies, including, but not limited to, the Company's key vendors, customers, suppliers and other third parties will be converted on a timely basis. If the systems and applications of key third parties are materially impacted by the Year 2000 issue, the Company could lose certain of its abilities to efficiently engage in normal business activities which could have a material adverse effect on the Company's business, financial condition or results of operations. Although some business disruption in the Company's business may possibly occur as a result of Year 2000 failures by third parties, the Company is not able at this time to ascertain the extent of any such disruption. Contingency plans are being developed in the first quarter of 1999 in response to the Company's evaluation of Year 2000 business exposures. Arguss believes that, with the implementation of new business systems and contingency planning with respect to key vendors and customers, as well as the expansion of its bank credit facilities, the possibility of significant business interruptions of normal operations should be reduced.

         The Company believes that the most reasonably likely worst case scenario which could occur with respect to Year 2000 is a delay in receiving payments on accounts receivable from customers. Arguss is negotiating the expansion of its liquidity through expanded bank financing facilities. The Company believes that such expanded financing should mitigate delays in collections of amounts due from customers.

         In addition to its internal systems and external supplier and customer relationships, Arguss has exposure to Year 2000 compliance issues with respect to potential acquisitions. The Company includes Year 2000 compliance in its evaluation of acquisition candidates, as well as in its due diligence in progress. At December 31, 1998, the Company had no acquisition in progress. Non-compliance with Year 2000 could have an adverse impact on valuations of potential acquisitions or reduce Arguss' program of making acquisitions.

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

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, Arguss is exposed to interest rate risk. To reduce variable-term loan interest rate risk, the Company has entered into interest rate swaps in the same notional amount as its related term loan debt with the same interest rate relationship base to LIBOR as that of Arguss' floating rate debt and for the same term as the variable rate debt. At December 31, 1998, Arguss' variable rate term loans aggregating $28,115,000 in notional amount and maturing in more than 180 days was hedged through interest rate swaps pursuant to which Arguss pays a weighted fixed interest rate of 7.42%.

         Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $300,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to interest rate swaps would be repayed over the next five years thereby diminishing the impact of market valuations on hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 13 and the Index therein for a listing of the financial statements included as a part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

         Items 10 to 13 are incorporated herein by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be held May 14, 1999, to be filed with the Securities and Exchange Commission

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

         The following is a list of the financial statements that are filed herewith:

                                                                            PAGE
                                                                            ----

     Independent Auditors' Report                                            19

     Consolidated Balance Sheets at December 31, 1998 and 1997               20

     Consolidated Statements of Operations for the years ended December 31,
       1998, 1997 and 1996                                                   21

     Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1998, 1997 and 1996                                      22

     Consolidated Statements of Cash Flow for the years ended December 31,
       1998, 1997 and 1996                                                   23

     Notes to Consolidated Financial Statements                              25


(a) (2)  FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed as a part of this Report under "Schedule II". "Schedule II" - Valuation and Qualifying Accounts - for the three years ended December 31, 1998. All other schedules called for by Form 10-K are omitted because they are inapplicable or the required information is shown in the financial statements, or notes thereto, included herein.

                                   Schedule II
                              Arguss Holdings, Inc.
                        Valuation and Qualifying Accounts

                        Balance at     Charged to      Write-Offs    Balance at
                        Beginning       Bad Debt       Charged to    End of Year
                          of Year        Expense       Allowance     -----------
                          -------        -------       ---------

     Allowance for
   Doubtful Accounts
          1998          $129,000       $ 221,000        $(85,000)       $265,000
          1997            65,000          69,000          (5,000)        129,000
          1996            75,000         (17,000)          8,000          50,000


(a) (3)  EXHIBITS

         The following exhibits required to be filed herewith are attached or incorporated by reference to the filings previously made by the Company as noted below:

   Exhibit No.                      Title
   -----------                      -----

         3(a) Certificate of Incorporation, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
         3(a)(i) Certificate of Designation establishing Class A common stock incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Form S-8 (No. 333-19277).

         3(b) Bylaws, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement Form S-18 (No. 33-36142-B).
        10(g) Equipment Lease between the Company and Eaton Financial Corporation incorporated by reference as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
        10(p) Line of Credit Agreement dated May 1, 1995 between the Company and the First National Bank of Boston incorporated by reference as an Exhibit to the Company's Form 10-KSB for 1995.
        10(q) Agreement and Plan of Merger, dated February 26, 1997, by and between White Mountain Cable Construction Corp., Conceptronic, Inc. and White Mountain Acquisition Company, Inc. incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated March 5, 1997.
        10(r) Guarantee Agreement dated March 5, 1997 by Conceptronic in favor of Citizens Bank New Hampshire incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated March 5, 1997.
        10(s) Purchase and Sale Agreement dated September 19, 1997 by and between TCS Communications, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K, dated September 19, 1997.
        10(t) Agreement and Plan of Merger dated January 2, 1998 by and between Can-Am Construction, Inc. Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K, dated January 2, 1998.
        10(u) Agreement and Plan of Merger dated January 2, 1998 by and between Schenck Communications, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10.02 to the Company's Current Report on Form 8-K, dated January 2, 1998.
        10(v) Agreement and Plan of Merger dated October 6, 1997 by and between Rite Cable Construction, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10.03 to the Company's Current Report on Form 8-K, dated January 2, 1998.
        10(w) Financing and Security Agreement dated September 11, 1997 by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic and NationsBank, NA and related promissory notes incorporated by reference as an Exhibit to the Company's Form 10-KSB for 1997.

        10(x)      First Amendment to Financing and Security Agreements dated
                   October 6, 1997 by Arguss Holdings, Inc., White Mountain
                   Cable Construction Corp., Conceptronic and NationsBank, NA
                   and related promissory notes incorporated by reference as an
                   Exhibit to the Company's Form 10-KSB for 1997.
        10(y)      Second Amendment to Financing and Security Agreement, dated
                   January 2, 1998, by and among Arguss Holdings, Inc., White
                   Mountain Cable Construction Corp., Conceptronic, Inc. and
                   NationsBank, NA, incorporated by reference to Exhibit 10(y)
                   to the Company's Form 10-QSB for the quarter ended March 31,
                   1998.
        10(z)      Third Amendment to Financing and Security Agreement dated May
                   11, 1998, by and among Arguss Holdings, Inc., White Mountain
                   Cable Construction Corp., Conceptronic, Inc. and NationsBank,
                   NA, incorporated by reference to Exhibit 10(z) to the
                   Company's Form-10QSB for the quarter ended March 31, 1998.
        10(aa)     Fourth Amendment to Financing and Security Agreement dated
                   May 26, 1998, by and among Arguss Holdings, Inc., White
                   Mountain Cable Construction Corp., Conceptronic, Inc. and
                   NationsBank, NA.
        10(ab)     Fifth Amendment to Financing and Security Agreement dated May
                   31, 1998, by and among Arguss Holdings, Inc., White Mountain
                   Cable Construction Corp., Conceptronic, Inc. and NationsBank,
                   NA.
        10(ac)     Sixth Amendment to Financing and Security Agreement dated
                   June 26, 1998, by and among Arguss Holdings, Inc., White
                   Mountain Cable Construction Corp., Conceptronic, Inc. and
                   NationsBank, NA, incorporated by reference to Exhibit 10(y)
                   to the Company's Form 10-QSB for the quarter ended June 30,
                   1998.
        10(ad)     Seventh Amendment to Financing and Security Agreement dated
                   October 16, 1998, by and among Arguss Holdings, Inc., White
                   Mountain Cable Construction Corp., Conceptronic, Inc. and
                   NationsBank, NA.
        10(ae)     Agreement and Plan of Merger dated September 4, 1998 by and between Underground Specialties, Inc., Arguss Holdings, Inc.
                   and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10.01 to the Company's current report on
                   Form 8-K dated September 4, 1998 and filed on September 18,
                   1998.
        11         Statement regarding computation of per share earnings.
        21         Subsidiaries of the Registrant.
        23.01      Consent of KPMG Peat Marwick LLP.
        23.02      Consent of John Killion PC.
        23.03      Consent of Perzel and Lara, PA, CPA.
        23.04      Consent of Barrett & Co.
        27         Financial Data Schedule.


(a) (4)  REPORTS ON FORM 8-K

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

         In a Report on form 8-K/A dated September 4, 1998, the Company reported under Item 2 "Acquisition or Disposition of Assets" the acquisition by the Company through a wholly owned subsidiary of Underground Specialties, Inc. ("US").

         (a) Financial statements of business acquired: Audited balance sheets of US as of July 31, 1998 and 1997 and related statements of income, retained earnings and cash flow for the years then ended.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Arguss Holdings, Inc.


                                  By: /s/  Rainer H. Bosselmann
                                      ------------------------------
                                           Rainer H. Bosselmann
                                           Chief Executive Officer
                                           March 16, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                                  /s/ Rainer H. Bosselmann
                                  ------------------------------
                                      Rainer H. Bosselmann
                                      Principal Executive Officer and Director
                                      March 16, 1999

                                  /s/ Garry A. Prime
                                  ------------------------------
                                      Garry A. Prime
                                      Director
                                      March 16, 1999

                                  /s/ William A. Barker
                                  ------------------------------
                                      William A. Barker
                                      Director
                                      March 16, 1999

                                  /s/ James D. Gerson
                                  ------------------------------
                                      James D. Gerson
                                      Director
                                      March 16, 1999

                                  /s/ Richard S. Perkins, Jr.
                                  ------------------------------
                                      Richard S. Perkins, Jr.
                                      Director
                                      March 16, 1999

                                  /s/ John A. Rolls
                                  ------------------------------
                                      John A. Rolls
                                      Director
                                      March 16, 1999

                                  /s/ Peter L. Winslow
                                  ------------------------------
                                      Peter L. Winslow
                                      Director
                                      March 16, 1999

                                  /s/ H. Haywood Miller III
                                  ------------------------------
                                      H. Haywood Miller III
                                      Executive Vice President and Secretary
                                      March 16, 1999

                                  /s/ Arthur F. Trudel
                                  ------------------------------
                                      Arthur F. Trudel
                                      Principal Accounting Officer and
                                        Principal Financial Officer
                                      March 16, 1999

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Arguss Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Arguss Holdings, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2 of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arguss Holdings, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                   /s/ KPMG Peat Marwick LLP
                                   ----------------------------
                                       KPMG Peat Marwick LLP


Boston, Massachusetts
February 12, 1999

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                     ------


Current assets:                                             1998               1997
                                                            ----               ----
Cash                                                   $  1,819,000        $ 1,215,000
Restricted cash from customer advances                      978,000               --
Accounts receivable, trade, including retainage
  of $3,384,000 and $1,884,000, respectively
  net of allowance for doubtful accounts of $265,000
  and $129,000 in 1998 and 1997, respectively            35,263,000         13,590,000
Costs and earnings in excess of billings                  8,707,000            340,000
Inventories                                               5,657,000          4,344,000
Other current assets                                      1,399,000          1,585,000
Deferred tax asset                                        1,844,000            313,000
                                                       ------------        -----------
         Total current assets                            55,667,000         21,387,000
                                                       ------------        -----------

Property, plant and equipment                            39,359,000         15,512,000
Less accumulated depreciation                             8,212,000          2,238,000
                                                       ------------        -----------
Property, plant and equipment, net                       31,147,000         13,274,000
                                                       ------------        -----------

Goodwill, net                                            71,728,000         24,374,000
                                                       ------------        -----------
                                                       $158,542,000        $59,035,000
                                                       ============        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Current portion of long-term debt                      $ 11,429,000        $ 1,632,000
Short-term borrowings                                     8,038,000          4,294,000
Accounts payable                                         13,798,000          4,141,000
Billings in excess of costs and earnings                    748,000               --
Customer advances                                         7,000,000               --
Accrued expenses and other liabilities                    7,098,000          4,212,000
Due to former Schenck Communications
  shareholders                                           18,696,000
                                                       ------------        -----------
         Total current liabilities                       66,807,000         14,279,000
                                                       ------------        -----------

Long-term debt, excluding current portion                23,187,000          6,995,000
Deferred income taxes                                     3,675,000            791,000
                                                       ------------        -----------
         Total liabilities                               93,669,000         22,065,000
                                                       ------------        -----------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value,
  authorized 1,000,000
  shares; no shares issued
Common stock, $.01 par value,
  authorized 20,000,000 shares                              109,000             85,000

Additional paid-in capital                               61,327,000         36,443,000
Retained earnings                                         3,437,000            442,000
                                                       ------------        -----------
     Total stockholders' equity                          64,873,000         36,970,000
                                                       ------------        -----------
                                                       $158,542,000        $59,035,000
                                                       ============        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                 1998            1997             1996
                                                 ----            ----             ----
Net sales                                   $ 145,017,000    $ 53,284,000    $ 15,653,000
Cost of sales,
  excluding depreciation                      110,803,000      37,636,000      10,440,000
                                            -------------    ------------    ------------

     Gross profit, excluding depreciation      34,214,000      15,648,000       5,213,000

Selling, general and
  administrative expenses                      14,457,000       9,042,000       3,628,000
Depreciation                                    6,197,000       1,243,000         295,000
Goodwill amortization                           2,754,000         946,000            --
Engineering and development expenses            1,401,000       1,055,000       1,007,000
                                            -------------    ------------    ------------
     Income from operations                     9,405,000       3,362,000         283,000
                                            -------------    ------------    ------------

Other income (expense):
  Interest income and other                       406,000          93,000          56,000
  Interest expense                             (3,113,000)       (652,000)       (236,000)
                                               (2,707,000)       (559,000)       (180,000)

Income before income taxes                      6,698,000       2,803,000         103,000
Income taxes                                    3,703,000         998,000          15,000
                                            -------------    ------------    ------------
     Net income                             $   2,995,000    $  1,805,000    $     88,000
                                            =============    ============    ============

Earnings per share
  - basic                                   $         .28    $        .24    $        .04
                                            =============    ============    ============

  - diluted                                 $         .26    $        .22    $        .04
                                            =============    ============    ============


Weighted average number
  of shares outstanding
  - basic                                      10,575,000       7,674,000       2,033,000
                                            =============    ============    ============

  - diluted                                    11,537,000       8,061,000       2,082,000
                                            =============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                                       Retained
                              Common Stock              Additional     Earnings/        Total
                              ------------                Paid-in     Accumulated   Stockholders'
                   Shares       Class A      Amount       Capital       Deficit        Equity
                   ------       -------      ------       -------       -------        ------

Balance at
 December
 31, 1995         1,700,000         --      $ 17,000   $ 5,199,000   ($1,451,000)   $ 3,765,000

Issuance of
 common stock          --      4,000,000      40,000    10,878,000          --       10,918,000

Net income             --           --          --            --          88,000         88,000
                 ----------   ----------    --------   -----------   -----------    -----------


Balance at
 December
 31, 1996         1,700,000    4,000,000      57,000    16,077,000    (1,363,000)    14,771,000
                 ----------   ----------    --------   -----------   -----------    -----------


Issuance of
 common stock     2,819,000         --        28,000    20,366,000          --       20,394,000


Conversion of
 Class A
 common stock     4,000,000   (4,000,000)       --            --            --             --

Net income             --           --          --            --       1,805,000      1,805,000
                 ----------   ----------    --------   -----------   -----------    -----------

Balance at
 December 31,
 1997             8,519,000         --        85,000    36,443,000       442,000     36,970,000

Issuance of
common stock      2,330,000         --        24,000    24,884,000          --       24,908,000

Net income             --           --          --            --       2,995,000      2,995,000
                 ----------   ----------    --------   -----------   -----------    -----------



Balance at
  December 31,
  1998           10,849,000         --      $109,000   $61,327,000   $ 3,437,000    $64,873,000
                 ==========   ==========    ========   ===========   ===========    ===========








The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  1998            1997              1996
                                                  ----            ----              ----

Cash flows from operating activities:

Net income                                   $  2,995,000    $  1,805,000    $     88,000
Adjustments to reconcile net income
to net cash provided by (used in)
operating activities:
Depreciation                                    6,197,000       1,243,000         295,000
Goodwill amortization                           2,754,000         946,000            --
Non cash stock compensation                     2,204,000         516,000            --
Deferred income taxes                            (291,000)         91,000            --

Changes in assets and liabilities:

Accounts receivable                           (12,273,000)     (1,704,000)        (87,000)
Costs and earnings in excess of billings       (8,528,000)       (340,000)           --
Inventories                                    (1,038,000)         79,000        (893,000)
Other current assets                            1,429,000      (1,192,000)       (203,000)
Accounts payable                               10,692,000      (1,203,000)        310,000
Billings in excess of costs and earnings          758,000            --              --
Accrued expenses and other liabilities             (1,000)      2,093,000          52,000
                                             ------------    ------------    ------------
Net cash provided by (used in)
operating activities                            4,898,000       2,334,000        (438,000)
                                             ------------    ------------    ------------

Cash flows from investing activities:

Disposal of fixed assets                          608,000            --              --
Additions to fixed assets                     (16,937,000)     (7,196,000)        (96,000)
Net purchase of construction companies        (19,040,000)     (9,900,000)           --
                                             ------------    ------------    ------------
Net cash used by investing activities         (35,369,000)    (17,096,000)        (96,000)
                                             ------------    ------------    ------------

Cash flows from financing activities:

Proceeds from lines of credit                  35,970,000      14,111,000        (844,000)
Repayments of financing debt                   (6,239,000)     (8,622,000)        (44,000)
Issuance of common stock                        1,344,000         170,000      11,730,000
                                             ------------    ------------    ------------

Net cash provided by financing activities      31,075,000       5,659,000      10,842,000
                                             ------------    ------------    ------------

Net increase (decrease) in cash                   604,000      (9,103,000)     10,308,000

Cash, at beginning of year                      1,215,000      10,318,000          10,000
                                             ------------    ------------    ------------

Cash, at end of year                         $  1,819,000    $  1,215,000    $ 10,318,000
                                             ============    ============    ============

Supplemental disclosures of cash paid for:

Interest                                     $  3,082,000    $    651,000    $    237,000
Corporate income taxes                       $  3,504,000    $  2,010,000            --


                              ARGUSS HOLDINGS, INC.

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




Supplemental disclosure of non cash investing and financing activities:


                                                  1998            1997              1996
                                                  ----            ----              ----

Non-cash stock option
  compensation expense                       $      2,204    $        526
Charge to additional paid-in capital
  with respect to stock options granted
  in connection with the issuance of
  common stock                                       --              --      $        813

Acquisitions accounted for under
purchase method of accounting:

Fair value of net assets acquired
Accounts receivable                          $  9,513,000    $  8,969,000
Inventory                                            --           290,000
Other current assets                              491,000         978,000
Property and equipment                          7,546,000       5,982,000
                                             ------------    ------------

Total non cash assets                          17,550,000      16,219,000

Liabilities                                    (6,437,000)     (7,854,000)
Long-term debt                                 (2,455,000)     (3,375,000)

Net non cash assets acquired                    8,658,000       4,990,000

Cash acquired                                   1,725,000         661,000
                                             ------------    ------------

Fair value of net assets acquired              10,383,000       5,651,000
Excess of costs over fair value of
  net assets acquired                          50,028,000      25,320,000
                                             ------------    ------------

Purchase price                               $ 60,411,000    $ 30,971,000
                                             ============    ============

Common stock issued and issuable             $ 33,789,000    $ 20,222,000
Liability payable to former SC
  shareholders                                  7,581,000            --
Cash paid                                      20,766,000      11,410,000
Cash acquired                                  (1,725,000)       (661,000)
                                             ------------    ------------

Purchase price                               $ 60,411,000    $ 30,971,000
                                             ============    ============


In 1996, there were no acquisitions.
In 1997, cash paid net of cash acquired in the supplemental disclosure varies from the statement of cash flow due to timing differences between the date of beneficial ownership and legal closing date. The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

(1)       ORGANIZATION

          Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc.". The Company's other wholly owned operating subsidiary is Arguss Communications Group, Inc. ("ACG").

         The Company conducts its operations through its wholly owned subsidiaries - ACG and Conceptronic. ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. ACG operates through its divisions - White Mountain Cable ("WMC"), Can-Am ("CA"), TCS Communications ("TCS"), Rite Cable ("Rite"), Schenck Communications ("SC"), and Underground Specialties ("US"). Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

(b) REVENUE RECOGNITION
ACG recognizes revenue using the percentage of completion method based upon an efforts expended method during the period services are performed using contractual pricing schedules which detail unit prices for individual services performed. Changes to total estimated costs and anticipated losses, if any, are recognized in the period determined. Conceptronic recognizes revenue when equipment manufactured is shipped.

(c) INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(d) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

(e) GOODWILL
Goodwill is amortized over a 20-year period. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the undiscounted cash flow of the business segment, net of tax, over the remaining life of the asset in determining whether the asset is recoverable.



(f) INCOME TAXES

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

(g) EARNINGS PER SHARE
Basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options, warrants and contingently issuable shares. (See Note 10.) Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and all dilutive securities.

                                                    1998
                                                    ----
                                    Earnings                       Net
                                    per Share      Shares         Income
                                    ---------      ------         ------

        Basic                       $   .28      10,575,000     $2,995,000
        Effect of stock options
          and warrants                 (.01)        581,000           --
        Effect of estimated
          contingently issuable
          shares                       (.01)        381,000           --
                                    -------      ----------     ----------
        Diluted                     $   .26      11,537,000     $2,995,000
                                    =======      ==========     ==========

                                                    1997
                                                    ----
                                    Earnings                       Net
                                    per Share      Shares         Income
                                    ---------      ------         ------

        Basic                       $   .24       7,674,000     $1,805,000
        Effect of stock options
          and warrants                 (.02)        387,000           --
                                    -------      ----------     ----------

        Diluted                     $   .22       8,061,000     $1,805,000
                                    =======      ==========     ==========


                                                    1996
                                                    ----
                                    Earnings                       Net
                                    per Share      Shares         Income
                                    ---------      ------         ------

        Basic                       $   .04       2,033,000     $   88,000
        Effect of stock options
         and warrants                  --            49,000           --
                                    -------      ----------     ----------

        Diluted                     $   .04       2,082,000     $   88,000
                                    =======      ==========     ==========


(h) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, short-term borrowing and accounts payable approximate fair values due to the short maturity of these instruments. The fair value of long-term debt approximates the carrying value because there have not been any material changes in market conditions or specific circumstances since the instruments were recorded.

The fair value of Interest Rate Swaps is determined monthly, based on the interest rate movements in the cash markets. Amounts due under such swaps are settled monthly in cash. The Company has neither received nor expended significant amounts with respect to monthly valuations. (See Note 8 for a discussion of the Company's use of Interest Rate Swaps and their fair value at December 31, 1998.)

(i) IMPAIRMENT OF ASSETS
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

(j) STOCK OPTION PLAN
Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(k) USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) DERIVATIVE FINANCIAL INSTRUMENTS
The Company has entered into fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from the Company's debt. Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments. The Company does not use such instruments for trading purposes.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designations. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. Adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

(m) RESEARCH AND DEVELOPMENT EXPENDITURES
Research and development expenses incurred and expensed were $1,096,000, $489,000 and $385,000, respectively, for the years ended December 31, 1998, 1997 and 1996. Such expenses are classified in engineering and development expenses in the accompanying Consolidated Statements of Operations.

(n) RECLASSIFICATION
Certain amounts in the 1997 and 1996 financial statements have been reclassified for comparability with the 1998 presentation.

(3)      CONTRACT ACCOUNTING

         The retainage included in accounts receivable which represents amounts withheld by contract with respect to ACG accounts receivable was $3,384,000 and $1,884,000 at December 31, 1998 and 1997, respectively. The Company expects to collect substantially all the retainage within one year.

                                                 Dec. 31, 1998   Dec. 31, 1997
                                                 -------------   -------------

   Costs incurred on uncompleted contracts        $41,703,000     $1,908,000
   Estimated earnings                               8,242,000        549,000
                                                  -----------     ----------
                                                   49,945,000      2,457,000
   Less: Billings to date                          41,986,000      2,117,000
                                                  -----------     ----------
                                                  $ 7,959,000     $  340,000
                                                  ===========     ==========

   Included in accompanying balance sheets
    under the following captions:
     Costs and earnings in excess of billings     $ 8,707,000     $  340,000
                                                  ===========     ==========
     Billings in excess of costs and earnings     $   748,000           --
                                                  ===========     ==========


(4)        SEGMENT INFORMATION

           The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during the fourth quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

          The company's two reportable segments are - telecom construction and equipment manufacturing. The telecom construction segment is engaged in the construction, reconstruction, telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Because the construction of a telecom system is a fully integrated undertaking, the Company does not capture individually each component of the construction functions performed for revenue reporting purposes. The manufacturing segment produces and distributes highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.

          The Company's reportable segments are organized in separate business units with different management, customers, technology and services. The respective segments account for their respective businesses using the same accounting policies as described in note 2 to consolidated financial statements. Summarized financial information concerning the Company's reportable segments net of intercompany transactions is shown in the following table. The "other" column includes the Company's corporate and unallocated expenses.

FOR THE YEAR ENDED DECEMBER 31, 1998:



                                 Telecom         Equipment
                               Construction    Manufacturing      Other        Consolidated
                               ------------    -------------      -----        ------------

External sales                $ 127,740,000    $ 17,277,000            --      $ 145,017,000
Cost of sales, excluding
   depreciation                  99,256,000      11,547,000            --        110,803,000
                              -------------    ------------    ------------    -------------
Gross profit, excluding
   depreciation                  28,484,000       5,730,000            --         34,214,000

Operating expenses
   excluding depreciation         7,505,000       5,909,000         240,000       13,654,000
Goodwill amortization             2,754,000            --              --          2,754,000
Non cash stock compensation       2,163,000            --            41,000        2,204,000
Depreciation expense              5,980,000         207,000          10,000        6,197,000
                              -------------    ------------    ------------    -------------
Total operating expense          18,402,000       6,116,000         291,000       24,809,000
                              -------------    ------------    ------------    -------------

Interest and other income           355,000          11,000          40,000          406,000
Interest expense                 (2,899,000)       (189,000)        (25,000)      (3,113,000)
                              -------------    ------------    ------------    -------------
Pretax income (loss)              7,538,000        (564,000)       (276,000)       6,698,000

Income taxes (benefit)            4,034,000        (221,000)       (110,000)       3,703,000
                              -------------    ------------    ------------    -------------
Net income                    $   3,504,000    ($   343,000)   ($   166,000)   $   2,995,000
                              =============    ============    ============    =============

Capital expenditures          $  16,817,000    $    120,000            --      $  16,937,000
                              =============    ============    ============    =============
Property, plant
  and equipment, net          $  29,831,000    $  1,289,000    $     27,000    $  31,147,000
                              =============    ============    ============    =============

Total assets                  $ 128,036,000    $  9,237,000    $ 21,269,000    $ 158,542,000
                              =============    ============    ============    =============

Total liabilities             $  64,577,000    $  4,682,000    $ 24,410,000    $  93,669,000
                              =============    ============    ============    =============


FOR THE YEAR ENDED DECEMBER 31, 1997

                                 Telecom         Equipment
                               Construction    Manufacturing      Other        Consolidated
                               ------------    -------------      -----        ------------

Net sales                      $ 34,776,000    $ 18,508,000            --       $ 53,284,000
Cost of sales, excluding
   depreciation                  25,391,000      12,245,000            --         37,636,000
                               ------------    ------------     -----------     ------------

Gross profit, excluding
   depreciation                   9,385,000       6,263,000            --         15,648,000


Operating expenses
   excluding depreciation         3,368,000       6,213,000            --          9,581,000
Goodwill amortization               946,000            --              --            946,000
Non cash stock compensation         441,000            --            75,000          516,000
Depreciation expense              1,028,000         210,000           5,000        1,243,000
                               ------------    ------------     -----------     ------------
Total operating expense           5,783,000       6,423,000          80,000       12,212,000
                               ------------    ------------     -----------     ------------

Interest and other income            34,000          15,000          44,000           93,000
Interest expense                   (485,000)       (167,000)           --           (652,000)
                               ------------    ------------     -----------     ------------
Pretax income (loss)              3,151,000        (312,000)        (36,000)       2,803,000

Income taxes (benefit)            1,691,000        (679,000)        (14,000)         998,000
                               ------------    ------------     -----------     ------------
Net income (loss)              $  1,460,000    $    367,000     ($   22,000)    $  1,805,000
                               ============    ============     ===========     ============

Capital expenditures           $  6,967,000    $    186,000     $    39,000     $  7,153,000
                               ============    ============     ===========     ============
Property, plant
  and equipment, net           $ 11,859,000    $  1,376,000     $    39,000     $ 13,274,000
                               ============    ============     ===========     ============

Total assets                   $ 47,205,000    $ 10,720,000     $ 1,110,000     $ 59,035,000
                               ============    ============     ===========     ============

Total liabilities              $ 15,177,000    $  5,554,000     $ 1,334,000     $ 22,065,000
                               ============    ============     ===========     ============



The Company has customers whose sales represent a significant portion of segment net sales. Telecom construction sales in 1998 to three of these customers accounted for 56% and in 1997 sales to two of these customers aggregated 58%. Equipment manufacturing sales to one customer was 10% and 12%, respectively, of that segment's net sales in 1998 and 1997.

                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

(5)      INVENTORIES
         Inventories consist of the following:

                                          December 31,
                                 -----------------------------
                                    1998                1997
                                    ----                ----

         Raw materials           $3,831,000         $2,314,000
         Work in process            687,000            512,000
         Finished goods           1,139,000          1,518,000
                                 ----------         ----------
                                 $5,657,000         $4,344,000
                                 ==========         ==========

(6)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                            December 31,
                                            ------------             Estimated
                                      1998             1997         useful lives
                                      ----             ----         ------------

Buildings                         $ 3,188,000      $ 2,420,000       31.5 years
Transportation equipment           17,168,000        5,854,000          5 years
Machinery and equipment            16,987,000        5,817,000        3-7 years
Office furniture and fixtures       2,016,000        1,421,000        4-7 years
                                  -----------      -----------
Property, plant and equipment     $39,359,000      $15,512,000
                                  ===========      ===========

(7)      SHORT TERM BORROWINGS

         The Company has a $15,000,000 revolving line of credit secured by accounts receivable for ACG ("ACG Line"), and a $1,500,000 revolving line of credit secured by accounts receivable and inventory for Conceptronic ("Conceptronic Line"). Both lines of credit mature on May 31, 1999. The ACG Line bears a floating interest rate in relation to 30-Day LIBOR and the Conceptronic Line bears a floating interest rate at Prime. Other information regarding current lines of credit for 1998 and 1997 is as follows:

                                           1998                       1997
                                           ----                       ----
                                              Conceptronic                Conceptronic
                                  ACG Line        Line        ACG Line        Line
                                  --------        ----        --------        ----
Amount outstanding at
  December 31, 1998              $6,778,000    $1,260,000    $2,869,000    $1,425,000
Weighted average interest rate
  at December 31, 1998               7.27%         7.75%         7.62%          8.5%
Weighted average borrowing
  outstanding during the year    $6,021,000    $1,146,000    $1,004,000    $  913,000
Weighted average interest rate
  during the year                    7.39%         8.32%          7.5%          8.5%
Maximum outstanding
  during the year                $9,889,000    $1,500,000    $3,595,000    $1,500,000


(8)          LONG-TERM DEBT

         In connection with the acquisitions of CA, SC and US and the purchase of transportation equipment, as well as construction machinery and equipment, the Company entered into term loan agreements during both 1998 and 1997 with NationsBank, N.A. The Company's term facilities bear interest as a relationship to LIBOR. Information regarding the term loans is included in the table below:



                                           1998                               1997

                                Equipment       Acquisition      Equipment            Acquisition
                                ---------       -----------      ---------            -----------

Long-Term Debt                $ 16,732,000     $ 15,397,000     $ 7,218,000               --
Less: Current Portion           (4,083,000)      (6,715,000)     (1,503,000)              --
                              ------------     ------------     -----------

Long-Term Debt
  Excluding Current Portion   $ 12,649,000     $  8,682,000     $ 5,715,000
                              ============     ============     ===========

Weighted Average
  Interest Rate @ 12/31             7.16%            8.13%           7.58%                --

Weighted Average
  Borrowing Outstanding
  Throughout the Year         $ 13,547,000     $ 13,959,000     $ 3,972,000               --

Weighted Average
  Interest Rate
  During the Year                   7.18%            8.32%           7.86%                --

Maximum Outstanding
  During the Year             $ 17,752,000     $ 15,705,000     $ 7,329,000               --

Principal Paid
  During the Year             $  2,789,000     $  3,120,000     $   296,000               --


Minimum repayments of principal on the aggregate term loan facilities are as follows for the years ending December 31:


                          1999         $10,798,000
                          2000           6,784,000
                          2001           6,784,000
                          2002           5,888,000
                          2003           1,875,000
                                       -----------
                          Total        $32,129,000
                                       ===========

                              ARGUSS HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996

         In order to hedge its variable-term loan interest rate risk, the Company has entered into various Interest Rate Swaps pursuant to which it pays fixed interest rates on $28,115,000 at approximately 7.42%, and receives variable interest rates on the same notional amount. During the year ended December 31, 1998, the Company's payments under Interest Rate Swaps were $103,000. The Company had receipts of $3,000 pursuant to Interest Rate Swaps.

         The Company's Interest Rate Swaps expire as follows:

                         Interest Rate Swaps               12/31/98
                         -------------------               --------
Expiration Date    Interest Rate   Notional Amount       Market Value
---------------    -------------   ---------------       ------------
Sept. 9, 2002          7.80%         $ 4,250,000          ($ 94,000)
Nov.  1, 2002          7.87%         $ 2,499,000          ($ 56,000)
Dec. 31, 2001          5.95%         $ 2,400,000          ($ 31,000)
Dec. 31, 2002          5.98%         $10,000,000          ($190,000)
Apr. 30, 2003          7.78%         $ 3,668,000          ($ 90,000)
Sep. 30, 2003          6.88%         $ 3,500,000           $  3,000
Sep. 30, 2003          6.78%         $ 7,000,000           $  6,000

         Other parties to the agreements expose the Company to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of non-performance. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate non-performance by the counter parties.

         WMC headquarters and maintenance facility, with a net book value at December 31, 1998 of $774,000, is subject to a mortgage with the outstanding balance of $686,000 at December 31, 1998 included as $27,000 in the current portion of long term debt and $659,000 in long term debt, excluding the current portion. The mortgage bears an interest rate fixed for five years at 8.18% and reset as a relationship to US Treasury securities for the remainder of the term of the financing The total term of the financing is ten years. The maturities of the above, long term debt for each of the five years subsequent to December 31, 1998 are as follows: 1999 - $27,000; 2000 - $29,000; 2001 - $31,000; 2002 -
$34,000; 2003 - $37,000; and $528,000 thereafter.

         In connection with ACG's acquisition of SC, USI, TCS and Rite, ACG assumed responsibility for financing related to vehicles and machinery. Such borrowings, which will be substantially repaid over the next 24 months, are included in the current portion of long-term debt ($547,000) and long-term debt, excluding the current portion ($268,000).

         Conceptronic's headquarters and manufacturing facility with a net book value at December 31, 1998 of $997,000 is subject to the following long-term debt:

                                                         December 31,
                                                 1998                     1997
                                                 ----                     ----
Mortgage payable in monthly installments
  of $3,083, plus interest at the prime
  rate, plus 1.5% payable through
  December 2002.
At December 31, 1998, the interest rate
  was 9.25%.                                   $514,000                $548,000

Subordinated mortgage payable to Granite
  State Development Corporation in equal
  monthly installments of $1,689, plus
  annual interest at 7.06%, payable
  through February 2013.                        472,000                 490,000
                                               --------                --------
                                                986,000               1,038,000
                                               --------                --------
Less current portion of long-term debt          (57,000)                (52,000)
                                               --------                --------
Long-term debt, excluding current portion      $929,000                $986,000
                                               ========                ========

                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


         The aggregate maturities of the above long-term debt for each of the five years subsequent to December 31, 1998, are as follows: 1999, $57,000; 2000, $62,000; 2001, $68,000; 2002, $417,000; and 2003, $27,000, and $355,000
thereafter.


 (9)     INCOME TAXES

         Income tax expense for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                        1998             1997           1996
                                        ----             ----           ----
     CURRENT:
              Federal               $ 3,139,000      $   826,000      $  --
              State                     958,000          300,000       15,000
                                    -----------      -----------      -------
                                      4,097,000        1,126,000       15,000
                                    -----------      -----------      -------

     DEFERRED:
              Federal                  (696,000)        (199,000)        --
              State                     302,000           71,000         --
                                    -----------      -----------      -------
                                       (394,000)        (128,000)        --
                                    -----------      -----------      -------
              Total tax expense     $ 3,703,000      $   998,000      $15,000
                                    ===========      ===========      =======


     Total income tax expense was allocated as follows:

     Years Ended December 31            1998             1997           1996
                                        ----             ----           ----
     Income from Operations         $ 3,703,000      $   998,000      $15,000

     Stockholders equity for
       compensation expense for
       tax purposes in excess of
       amounts recognized for
       financial statement
       purposes                        (463,000)            --           --
                                    -----------      -----------      -------
                                    $ 3,240,000      $   998,000      $15,000
                                    ===========      ===========      =======


         The actual income tax for the years ended December 31, 1998, 1997 and 1996, differs from the "expected" tax computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income tax as follows:

                                        1998             1997           1996
                                        ----             ----           ----
     Computed "expected" tax        $ 2,282,000      $   953,000      $35,000
     Increase (decrease)
       resulting from:
     State income taxes, net            399,000          162,000       (3,000)
     Goodwill amortization              936,000          322,000         --
     Change in deferred tax
       valuation allowance and
       movement in tax reserves            --           (555,000)     (24,000)
     Other                               86,000          116,000        7,000
                                    -----------      -----------      -------
                                    $ 3,703,000      $   998,000      $15,000
                                    ===========      ===========      =======

                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


         The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, are as follows:

                                        1998             1997
                                        ----             ----
     Assets:
     Inventory                      $   377,000      $   262,000
     Allowance for doubtful
       accounts                         111,000           48,000
     Stock options                    1,068,000             --
     Tax carryforward                   288,000            3,000
                                    -----------      -----------
     Total deferred tax assets        1,844,000          313,000
                                    -----------      -----------

     Liabilities:
     Property and equipment          (2,249,000)        (750,000)
     Contract revenue                (1,426,000)            --
     Other                                 --            (41,000)
                                    -----------      -----------
     Total deferred tax
       liabilities                   (3,675,000)        (791,000)

     Less valuation allowance              --               --
                                    -----------      -----------

     Net deferred tax
       liabilities                  ($1,831,000)     ($  478,000)
                                    ===========      ===========




(10)     STOCK OPTION PLAN

         The Company established a stock option plan (the "Plan") in July 1991 pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan as amended in May 1998 authorizes the grant of options for up to 2,400,000 shares of common stock.

         Stock options granted may be "Incentive Stock Options" ("ISOs") or "Non-qualified Stock Options" ("NSOs"). ISOs have an exercise price equal to the stock's fair market value at the date of grant, a ten-year term and vest and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price less than the stock's fair market value at the date of grant for a five-year term and vest and become fully exercisable one year from the date of grant.

         In connection with the consummation of the private placement of the shares of the Company's Class A common stock in November 1996, the Company granted to an individual, 150,000 options at $3.00 per share which have a five-year term and vest and became fully exercisable at the date of grant. Also in connection with the private placement, the Company issued 100,000 options to another individual at $3.00 per share, which have a ten-year term and vest and became fully exercisable at the date of grant. The difference between the exercise price and the fair market value at the date of the grant of $6.25, multiplied by the number of options granted, has reduced additional paid in capital by $813,000. In addition, in November 1996, the Company granted to a certain director, 40,000 options at $3.00 per share, which have a ten-year term and vest and became fully exercisable at the date of grant.

                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


         During 1998, the Board of Directors granted 400,000 NSOs to employees of acquired entities and corporate employees. The NSOs were granted at the following prices:

               Grant Price               Options
               -----------               -------
               $    8.00                 120,000
                    9.75                 100,000
                   13.00                 130,000
                   15.50                  50,000

         During 1997, the Board of Directors granted 318,000 NSOs to employees of acquired entities and 55,000 NSOs to new corporate staff. The NSOs were granted at the following prices:

               Grant Price               Options
               -----------               -------
               $    4.75                  50,000
                    5.50                 153,000
                    6.40                 100,000
                    8.50                  50,000
                    9.50                   5,000
                   13.875                 15,000

         The Company applies APB No. 25 and related interpretations for its stock option plan. Accordingly, compensation expense is not recorded for stock options granted at fair market value. For NSOs, compensation equal to the excess of market value over exercise price at date of grant is deferred and amortized to expense over the vesting period. The compensation cost charged for the 400,000 and 373,000 NSOs granted in 1998 and 1997, respectively, to employees of ACG and corporate employees and 40,000 options granted to a director in 1996 set out above was $2,204,000 for 1998, $516,000 for 1997 and $50,000 for 1996. Had
the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                         1998            1997              1996
                                         ----            ----              ----
     Net income:
     As reported                      $2,995,000      $1,805,000         $88,000
     Pro forma                         1,292,000       1,392,000          23,000
     Basic earnings per share:
     As reported                            $.28            $.24            $.04
     Pro forma                              $.12            $.18            $.01
     Diluted earnings per share:
     As reported                            $.26            $.22            $.04
     Pro forma                              $.11            $.17            $.01

         Pro forma net income reflects only options granted in 1998, 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         The per share weighted average fair value of ISOs granted in 1998, 1997 and 1996 was $9.96, $6.11 and $4.19, respectively, on the date of grant using the Black-Scholes option-pricing model with the following respective weighted average assumptions: dividend yield of 0%; expected volatility of .58 in 1998,
 .077 in 1997 and .823 in 1996; risk free interest rate of 4.9% in 1998, 5.5% in 1997 and 6% in 1996; and expected life of 5 years in 1998 and 1997 and 2.8 years in 1996.

                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

         Stock option activity during the periods indicated is as follows:

                                        No. of          Weighted Average
                                        Options          Exercise Price
                                        -------          --------------

Balance at December 31, 1995             138,000          $    3.46
         Granted                         298,000               3.09
                                       ---------

Balance at December 31, 1996             436,000               3.21
         Granted                         641,000               7.85
         Exercised                       (55,000)              3.12
         Forfeited                        (9,000)              5.75
                                       ---------

Balance at December 31, 1997           1,013,000               6.10
         Granted                         524,000              11.75
         Exercised                      (279,000)              4.87
         Forfeited                       (70,000)              8.59
                                       ---------

Balance at December 31, 1998           1,188,000          $    9.15
                                       =========


         At December 31, 1998, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

                                              Weighted Average
 Exercise Price         No. of Options         Remaining Life
 --------------         --------------         --------------
     $ 3.00                233,000                  4.45
     $ 3.88                  8,000                  6.70
     $ 4.75                 50,000                  3.29
     $ 5.50                125,000                  3.22
     $ 5.75                 18,000                  8.03
     $ 6.40                 61,000                  2.82
     $ 7.25                  1,000                  8.36
     $ 8.00                147,000                  3.52
     $ 8.50                 12,000                  3.77
     $ 9.50                  5,000                  2.61
     $ 9.75                 95,000                  4.01
     $13.00                135,000                  4.19
     $13.88                 15,000                  3.81
     $15.50                206,000                  9.66
     $15.63                 33,000                  9.87
     $17.63                  7,000                  4.38
     $17.88                 37,000                  7.74
                         ---------
                         1,188,000
                         =========

         At December 31, 1998 and 1997, the number of options exercisable was 703,000 and 380,000, respectively, and the weighted average exercise price of those options was $6.65, and $3.22, respectively.

                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


         In connection with its November 1996 private placement of common stock, the Company issued to the placement agent warrants to purchase 100,000 shares of common stock. The exercise price is $3.00 per share, and the warrants are exercisable through November 2000.

(11)     DEFINED CONTRIBUTION PLANS

         The Company has 401-K Savings Plans covering employees of Conceptronic, SC, US and TCS. WMC sponsors a profit sharing plan whereby WMC makes discretionary annual contributions for its eligible employees. The Company's expense for these defined contribution plans totaled $318,000, $296,000 and $4,000, respectively, in 1998, 1997 and 1996.

(12)     CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable. Conceptronic's export sales for the years ended December 31, 1998, 1997 and 1996, were approximately 5%,16% and 35% of consolidated net sales, respectively.

         ACG's three largest customers accounted for approximately 47% of consolidated net sales, and Conceptronic's four largest customers accounted for approximately 3% of consolidated net sales for the year ended December 31, 1998. The Company does not believe that it is exposed to significant credit risk due to the creditworthiness of its customers.

(13)     ACQUISITIONS

         During 1998, the Company acquired three cable construction firms - CA and SC on January 1, 1998 and US on August 1, 1998 for an aggregate purchase price of $19,040,000 in cash (including acquisition costs) and 2,051,000 shares of the Company's common stock, plus the assumption of debt. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. The Company, as a result of the acquisitions recorded, prior to additional payments described below, approximately $31.3 million in goodwill. This reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

         The SC and US purchase agreements contain provisions for additional payments by the Company to former SC and US shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the years ended December 31, 1998 and July 31, 1999, respectively, are met. To meet EBITDA thresholds, SC and US divisions must have adjusted EBITDA in excess of $2.3 million and $2.8 million, respectively. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of the additional payment. SC has exceeded its EBITDA threshold at December 31, 1998. Any additional payments earned under the terms of the agreements will be recorded as an increase in goodwill.

         Former SC shareholders will receive an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. The Company accrued $18,696,000 as a liability for the combined cash and shares payable at December 31, 1998. One-half of an additional payment to former US shareholders would be satisfied by the issuance of shares of common stock valued at the lesser of $15.50 per share or the market value with a minimum price of $13.625.

         During 1997, the Company acquired three cable construction companies - ACG, TCS and Rite - for an aggregate of $9.9 million in cash (including acquisition costs), and 2,772,000 shares of the Company's common stock. Each of the acquisitions was accounted for as a purchase, and the results of

                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. As a result of the acquisitions, approximately $25.3 million in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

         The following unaudited pro forma data summarize the results of operations for the years ended December 31, 1998, 1997 and 1996 as if the acquisitions of WMC, TCS and Rite had been completed on January 1, 1996 and the acquisitions of CA, SC and US had been completed on January 1, 1997. The unaudited pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization, stock option expense, income taxes and number of weighted average shares outstanding. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the aforementioned acquisitions had occurred on January 1, 1997 and January 1, 1996, respectively, or that may be obtained in the future.



Pro Forma Data                                            (Unaudited)
--------------
                                               1998           1997          1996
                                               ----           ----          ----

Sales                                      $162,084,000   $110,508,000   $59,941,000
                                           ============   ============   ===========

Gross profit excluding depreciation        $ 40,000,000   $ 30,390,000   $16,698,000
                                           ============   ============   ===========

Operating expenses
 excluding depreciation                    $ 17,559,000   $ 14,961,000   $ 9,113,000
Depreciation                                  6,546,000      4,249,000     1,609,000
Goodwill amortization                         2,993,000      2,993,000     1,409,000

Pretax income                                 9,976,000      5,981,000     2,684,000

Net income                                 $  4,804,000   $  2,391,000   $ 1,047,000

Earnings per share - basic                 $        .45   $        .23   $       .22
                   - diluted               $        .41   $        .22   $       .22

Weighted average shares
  outstanding - basic                        10,716,000     10,538,000     4,804,000
              - diluted                      11,677,000     10,926,000     4,854,000


                              ARGUSS HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(14)     COMMITMENTS

         The Company, through its subsidiaries, has entered into various non-cancelable operating leases for facilities, transportation equipment and machinery and equipment. Total rent expense for all operating leases was approximately $1,062,000, $290,000 and $5,000 for 1998, 1997 and 1996,
respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998:

                 1999                   $948,000
                 2000                    848,000
                 2001                    227,000
                 2002                    120,000
                 2003                    120,000
               Thereafter                120,000
                                      ----------
                                      $2,389,000
                                      ==========

(15)     LEASE WITH RELATED PARTY

         Arguss leases an office and equipment maintenance facility from the former owner of CA who is a significant shareholder in Arguss, as well as an employee of ACG. The lease is on a month-to-month basis. Payments under the lease aggregated $120,000 during the year ended December 31, 1998.

(16)     LITIGATION

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

(17)     QUARTERLY FINANCIAL DATA (UNAUDITED)



1998 (A) (B)                       FIRST           SECOND           THIRD          FOURTH
------------                       -----           ------           -----          ------

Net sales                      $24,239,000      $35,163,000     $45,908,000     $39,707,000
Gross profit, excluding
  depreciation                   5,448,000        9,349,000      11,365,000       8,052,000
Net income (loss)                ($773,000)      $1,166,000      $2,166,000        $436,000
Basic earnings (loss)
  per share                          ($.07)            $.11            $.20            $.04
Diluted earnings (loss)
  per  share                         ($.07)            $.11            $.18            $.04

1997 (A) (B)                       FIRST           SECOND           THIRD          FOURTH
------------                       -----           ------           -----          ------

Net sales                       $8,976,000      $12,682,000     $14,168,000     $17,458,000
Gross profit, excluding
  depreciation                   2,462,000        4,431,000       4,558,000       4,197,000
Net income (loss)                 $618,000         $774,000        $610,000     ( $197,000)
Basic earnings (loss)
  per share                           $.09             $.11            $.08           ($.02)
Diluted earnings (loss)
  per share                           $.08             $.10            $.08           ($.02)

1996 (B)                           FIRST           SECOND           THIRD          FOURTH
--------                           -----           ------           -----          ------

Net sales                       $3,931,000       $3,630,000      $4,072,000      $4,021,000
Gross profit, excluding
  depreciation                   1,284,000        1,053,000       1,309,000       1,567,000
Net income (loss)                  $59,000        ($320,000)       $136,000        $214,000
Basic earnings (loss)
  per share                           $.03            ($.19)           $.08            $.07
Diluted earnings (loss)
  per share                           $.03            ($.19)           $.08            $.07



(A) Arguss acquired the following telecom construction firms on their respective dates of acquisition: WMC - 1/1/97; TCS - 9/1/97; Rite - 10/1/97; CA - 1/1/98; SC - 1/1/98; and US - 8/1/98.
(B) Gross profit is net of depreciation expense relating to cost of sales of $5,840,000, $1,176,000 and $295,000, in the years ended December 31, 1998,
     1997 and 1996, respectively.
(C) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share in 1997 and 1996 does not equal the total for the year.


(18)     SUBSEQUENT EVENT (UNAUDITED)

         In February 1999, the Company received preliminary commitments of an aggregate $100 million in syndicated financing from six money center and regional banks to expand by $50 million its available financing previously held solely by NationsBank, N.A. The commitments are subject to due diligence and the negotiation of a comprehensive credit agreement. The syndicated financing, which is led by Bank of America, is scheduled to close in March 1999.