Form 10-Q
period 1999-03-31
ARGUSS HOLDINGS INC
filed 1999-05-12
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


 For the quarterly period ended: MARCH 31, 1999 Commission File Number: 0-19589
                                 --------------                         -------


                              ARGUSS HOLDINGS, INC.
           ----------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)

             Delaware                                     02-0413153
---------------------------------             -------------------------------
(State of other jurisdiction of               (I.R.S. Employer Identification
  incorporation of organization)                            Number)


One Church Street, Suite 302, Rockville, Maryland           20850
-------------------------------------------------     -----------------
     (Address of Principal Executive Offices)             (Zip Code)


      Registrant's Telephone Number, including Area Code:   301-315-0027




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  Yes:   X          No:
       -----            -----



As of April 29, 1999, there were 11,666,247 shares of Common Stock, $ .01 par value per share, outstanding.

                              ARGUSS HOLDINGS, INC.


                                      INDEX




Part I - Financial Information:                                             PAGE

         Item 1 - Financial Statements


                   Consolidated Balance Sheets (Unaudited)-
                   March 31, 1999 and December 31, 1998                        3

                   Consolidated Statements of Operations (Unaudited)-
                   Three Months Ended March 31, 1999 and March 31, 1998        4

                   Consolidated Statements of Cash Flows (Unaudited)-
                   Three Months Ended March 31, 1999 and March 31, 1998        5

                   Notes to Consolidated Financial Statements
                   (Unaudited)                                                 7


         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        13

          Item 3 - Quantitative and Qualitative Disclosure about Market Risk  16

Part II - Other Information                                                   17

          Items 1 through 6

          Signatures


Exhibits

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                        March 31,   December 31,
                                                          1999         1998
                                                      ------------  ------------
  Assets

Current assets:
  Cash                                                $  1,650,000  $  1,809,000
  Restricted cash from customer advances                   324,000       978,000
  Accounts receivable trade, including allowance
    for doubtful accounts of $263,000  and
    $245,000 in 1999 and 1998, respectively             28,707,000    31,877,000
  Costs and earnings in excess of billings              16,154,000     8,707,000
  Inventories                                            1,647,000     1,271,000
  Other current assets                                   1,764,000     1,233,000
  Deferred tax assets                                    1,469,000     1,485,000
                                                      ------------  ------------
  Total current assets                                  51,715,000    47,360,000

Property, plant and equipment, net                      31,596,000    29,858,000
Goodwill, net                                           72,081,000    71,728,000
Net assets of discontinued operation                     4,913,000     4,914,000
                                                      ------------  ------------
                                                      $160,305,000  $153,860,000
                                                      ============  ============

  Liabilities and Stockholders' Equity

Current liabilities:
  Current portion long-term debt                      $  7,462,000  $ 11,372,000
  Short-term borrowings                                 20,023,000     6,777,000
  Accounts payable                                      13,635,000    12,343,000
  Billings in excess of costs and earnings                  39,000       748,000
  Customer advances                                      7,000,000     7,000,000
  Accrued expenses and other liabilities                 6,836,000     6,117,000
  Due to former Schenck Communications shareholders           --      18,696,000
                                                      ------------  ------------
    Total current liabilities                           54,995,000    63,053,000
                                                      ------------  ------------

Long-term debt, excluding current portion               24,154,000    22,259,000
Deferred income taxes                                    3,475,000     3,675,000
                                                      ------------  ------------
    Total liabilities                                   82,624,000    88,987,000
                                                      ------------  ------------

Stockholders' equity:
  Common stock $.01 par value                              117,000       109,000
  Additional paid-in capital                            74,026,000    61,327,000
  Retained earnings                                      3,538,000     3,437,000
                                                      ------------  ------------
    Total stockholders' equity                          77,681,000    64,873,000
                                                      ------------  ------------
                                                      $160,305,000  $153,860,000
                                                      ============  ============


The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                      March 31,      March 31
                                                        1999           1998
                                                    ------------   ------------

Net sales                                           $ 37,806,000   $ 19,190,000
Cost of sales, excluding depreciation                 30,581,000     15,352,000
                                                    ------------   ------------
  Gross profit, excluding depreciation                 7,225,000      3,838,000

Selling, general and administrative expenses           2,688,000      2,218,000
Depreciation                                           1,898,000      1,270,000
Goodwill amortization                                    948,000        654,000
                                                    ------------   ------------
  Operating income (loss)                              1,691,000       (304,000)
                                                    ------------   ------------

Other income (expense):

  Interest income and other                               33,000         53,000
  Interest expense                                      (855,000)      (629,000)
                                                    ------------   ------------

Income (loss) from continuing operations
  before income tax (expense) benefit                    869,000       (880,000)

Income tax (expense) benefit                            (712,000)        91,000
                                                    ------------   ------------

Income (loss) from continuing operations                 157,000       (789,000)
                                                    ------------   ------------

Discontinued operations:
  Income (loss) from discontinued operations net
    of tax benefit of $18,000 in 1999 and tax
    expense of $11,000 in 1998, respectively             (26,000)        16,000
  Loss on disposal of discontinued operations,
    net of tax benefit of $20,000 in 1999                (30,000)          --
                                                    ------------   ------------
  Net income (loss)                                 $    101,000   ($   773,000)
                                                    ============   ============

Earnings (loss) per common share - basic:
  Income (loss) from continuing operations                  $.01          ($.08)
  Income (loss) from discontinued operations                --             $.01
  Loss on disposal of discontinued operations               --             --
                                                    ------------   ------------
  Earnings (loss) per common share                          $.01          ($.07)
                                                    ============   ============

Earnings (loss) per common share - diluted:
  Income (loss) from continuing operations                  $.01          ($.08)
  Income (loss) from discontinued operations                --             $.01
  Loss on disposal of discontinued operations
                                                    ------------   ------------
  Earnings (loss) per common share                          $.01          ($.07)
                                                    ============   ============

Weighted average shares outstanding:
          - basic                                     11,657,000     10,361,000
                                                    ============   ============
          - diluted                                   12,668,000     10,361,000
                                                    ============   ============

The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                      March 31,      March 31
                                                        1999           1998
                                                    ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                 $    101,000   ($   773,000)
Income (loss) from discontinued operations, net           26,000        (16,000)
Loss on disposal of discontinued operations, net          30,000           --
  Adjustments to reconcile net income to net
    cash  provided  by (used in) operating
    activities of continuing operations:
  Depreciation                                         1,898,000      1,270,000
  Goodwill amortization                                  948,000        654,000
  Non cash stock compensation                               --          411,000
  Deferred income taxes                                     --          100,000

Changes in assets and liabilities:
  Accounts receivable                                  3,170,000        502,000
  Costs and earnings in excess of billings            (6,969,000)    (1,538,000)
  Inventories                                           (376,000)      (161,000)
  Other current assets                                  (531,000)       306,000
  Accounts payable                                     1,292,000      1,052,000
  Billings in excess of costs and earnings              (709,000)          --
  Accrued expenses and other liabilities                 680,000     (1,872,000)
                                                    ------------   ------------
  Net cash flows used in operating activities
    of continuing operations                            (440,000)       (66,000)
                                                    ------------   ------------




Cash flows from investing activities:
  Additions to property, plant and equipment          (3,639,000)    (4,649,000)
  Additional payment to former Schenck
    Communications shareholders                       (7,604,000)          --
  Purchase of telecom construction companies                --      (13,799,000)
                                                    ------------   ------------
  Net cash used in investing activities of
    continuing operations                            (11,243,000)   (18,448,000)
                                                    ------------   ------------


Cash flows from financing activities:

  Proceeds from lines of credit                       13,246,000     22,599,000
  Net repayments of lines of credit                   (2,016,000)    (3,295,000)
  Issuance of common stock                               294,000        318,000
                                                    ------------   ------------
  Net cash provided by financing activities
    of continuing operations                          11,524,000     19,622,000
                                                    ------------   ------------

  Net  increase (decrease) in cash                      (159,000)     1,108,000
                                                    ------------   ------------

  Cash at beginning of period                          1,809,000      1,188,000
                                                    ------------   ------------

  Cash at end of period                             $  1,650,000   $  2,296,000
                                                    ============   ============


                                  - continued -

                              ARGUSS HOLDINGS, INC.
                                  CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         Three Months Ended
                                                      March 31,      March 31
                                                        1999           1998
                                                    ------------   ------------

Supplemental disclosures of cash paid for:
Interest                                            $    847,000   $    678,000
Corporate income taxes                                   297,000        198,000

Supplemental disclosure of investing
  and financing activities:

Fair value of assets acquired (1):

Accounts receivable                                                $  5,710,000
Inventory                                                                  --
Other current assets                                                    375,000
Property and equipment                                                5,398,000
                                                                   ------------
  Total non-cash assets                                              11,483,000
                                                                   ------------

Liabilities                                                           3,620,000
Long-term debt                                                        1,888,000
                                                                   ------------

Net non-cash assets acquired                                          5,975,000

Cash acquired                                                         1,725,000
                                                                   ------------

Fair value of net assets acquired                                     7,700,000

Excess of costs over fair value
  of net assets acquired                                             27,373,000
                                                                   ------------

Purchase price                                                     $ 35,073,000
                                                                   ============

Common stock issued                                                $ 21,274,000
Cash paid                                                            15,524,000
Cash acquired                                                        (1,725,000)
                                                                   ------------

Purchase price                                                     $ 35,073,000
                                                                   ============



(1) In the three months ended March 31, 1999, there were no acquisitions. During the three months ended March 31, 1999, former Schenck Communications shareholders received an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments.

The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


         A)       ORGANIZATION

         Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name Conceptronic, Inc. On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." ("Conceptronic"). The Company's other wholly owned operating subsidiary is Arguss Communications Group, Inc. ("ACG") formerly White Mountain Cable Construction Corp.

         The  Company   conducts  its   operations   through  its  wholly  owned
subsidiaries, ACG and Conceptronic. ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. ACG operates through its divisions - White Mountain ("WMC"), Can-Am ("CA"), TCS ("TCS"), Schenck ("SC") and Underground Specialties ("US"). Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.

         On March 17, 1999, the Company announced the proposed spin-off of its wholly owned subsidiary - Conceptronic - whose results are included as discontinued operations in 1999 and 1998.


         B)       BASIS FOR PRESENTATION

         As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission on March 16, 1999.

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

         Research and development expenses incurred and expensed by Conceptronic were $256,000 and $173,000, respectively, for the quarters ended March 31, 1999 and 1998.

         Certain amounts in the 1998 financial statements have been reclassified for comparability with the 1999 presentation.

         (C)      EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants and contingently issuable shares. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and all dilutive securities. During the quarter ended March 31, 1998, the Company reported a loss. Consequently, the Company did not give effect to stock options and warrants in the calculation of earnings per share as the result would be anti-dilutive.

                                                 March 31, 1999
                                                 --------------
                                                           Effect of
                                              Effect of    Estimated
                                                Stock     Contingently
                                             Options and    Issuable
                                   Basic       Warrants      Shares       Diluted
                               ------------    ---------   ---------   ------------
Income from
  continuing operations        $    157,000         --          --     $    157,000
                               ------------    ---------   ---------   ------------
Loss from
  discontinued operations           (26,000)        --          --          (26,000)
Loss on disposal of
  discontinued operations           (30,000)        --          --          (30,000)
                               ------------    ---------   ---------   ------------
Net income                     $    101,000         --          --     $    101,000
                               ============    =========   =========   ============

Per share:
Income from
  continuing operations                $.01                                    $.01
Loss from
  discontinued operations              --           --          --             --
Loss on disposal of
  discontinued operations              --           --          --             --
                               ------------    ---------   ---------   ------------
Net income                             $.01         --          --             $.01
                               ============    =========   =========   ============

Weighted average shares
  outstanding                    11,657,000      609,000     402,000     12,668,000
                               ============    =========   =========   ============


                                                 March 31, 1998
                                                 --------------
                                                           Effect of
                                              Effect of    Estimated
                                                Stock     Contingently
                                             Options and    Issuable
                                   Basic       Warrants      Shares       Diluted
                               ------------    ---------   ---------   ------------
Loss from
  continuing operations        ($   789,000)        --          --     ($   789,000)
                               ------------    ---------   ---------   ------------
Income from
  discontinued operations            16,000         --          --           16,000
Loss on disposal of
  discontinued operations              --           --          --             --
                               ------------    ---------   ---------   ------------
Net loss                       ($   773,000)        --          --     ($   773,000)
                               ============    =========   =========   ============
Per share:
Loss from
  continuing operations               ($.08)        --          --            ($.08)
Loss from
  discontinued operations               .01         --          --              .01
Loss on disposal of
  discontinued operations              --           --          --             --
                               ------------    ---------   ---------   ------------
Net loss                              ($.07)        --          --            ($.07)
                               ============    =========   =========   ============

Weighted average shares
  outstanding                    10,361,000         --          --       10,361,000
                               ============    =========   =========   ============

         D)       CONTRACT ACCOUNTING

         The retainage included in accounts receivable which represents amounts withheld by contract with respect to ACG accounts receivable was $3,513,000 and $3,384,000 at March 31, 1999 and December 31, 1998, respectively. The Company expects to collect substantially all the retainage within one year.

                                           March 31, 1999      December 31, 1998
                                           --------------      -----------------

Costs incurred on uncompleted contracts      $46,523,000          $41,703,000
Estimated earnings                            10,799,000            8,242,000
                                             -----------          -----------
                                              57,322,000           49,945,000
Less: Billings to date                        41,207,000           41,986,000
                                             -----------          -----------
                                             $16,115,000          $ 7,959,000
                                             ===========          ===========

Included in accompanying balance sheets
  under the following captions:
  Costs and earnings in excess of billings   $16,154,000          $ 8,707,000
                                             ===========          ===========
  Billings in excess of costs and earnings   $    39,000          $   748,000
                                             ===========          ===========

         E)       ACQUISITIONS

         In 1998, the Company acquired SC and US. The SC and US purchase agreements contain provisions for additional payments by the Company to former SC and US shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the years ended December 31, 1998 and July 31, 1999, respectively, are met. To meet EBITDA thresholds, SC and US divisions must have adjusted EBITDA in excess of $2.3 million and $2.8 million, respectively. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of the additional payment. SC exceeded its EBITDA threshold at December 31, 1998. Any additional payments earned under the terms of the agreements will be recorded as an increase in goodwill.

         During the three months ended March 31, 1999, former SC shareholders received an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. One-half of an additional payment to former US shareholders would be satisfied by the issuance of shares of common stock valued at the lesser of $15.50 per share or the market value with a minimum price of $13.625.

         F)       SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the fourth quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas.
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

         The Company's two reportable segments are telecom construction and corporate/other. Effective with the quarter ended March 31, 1999, the Company removed manufacturing from its reportable segments because the Company is reporting the manufacturing segment as discontinued operations. (See Note H to Consolidated Financial Statements.) Summarized financial information for the quarter ended March 31, 1998 has been restated to reflect the revised reportable segments. The telecom construction segment is engaged in the construction, reconstruction of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing for both fiber optic and coaxial cable to major telecommunications customers. Because the construction of a telecom system is a fully integrated undertaking, the Company does not capture individually each component of the construction functions performed for revenue reporting purposes. The corporate/other segment provides managerial, capital markets and financial reporting services to the Company.

         The Company's reportable segments are organized in separate business units with different management, technology and services. The respective segments account for their respective businesses using the same accounting policies used in the consolidated financial statements. Summarized financial information concerning the Company's reportable segments net of inter-company transactions is shown in the following table. The "Corporate/Other" column includes the Company's unallocated corporate expenses.

                                              Three Months Ended March 31, 1999
                                              ---------------------------------
                                        Telecom
                                      Construction    Corporate/Other        Total
                                     -------------    ---------------    -------------
External sales                       $  37,806,000                       $  37,806,000
Cost of sales, excluding
  depreciation                          30,581,000                          30,581,000
                                     -------------    --------------     -------------
Gross profit, excluding
  depreciation                           7,225,000                           7,225,000
Operating expenses,
  excluding depreciation                 2,644,000    $       44,000         2,688,000
Goodwill amortization                      948,000                             948,000
Depreciation                             1,898,000                           1,898,000

Interest and other income                   24,000             9,000            33,000
Interest expense                          (855,000)             --            (855,000)
                                     -------------    --------------     -------------
Income before income tax benefit
  from continuing operations         $     904,000    ($      35,000)    $     869,000
                                     =============    ==============     =============

Capital expenditures                 $   3,639,000                       $   3,639,000
                                     =============    ==============     =============
Property, plant and equipment, net   $  31,571,000    $       25,000     $  31,596,000
                                     =============    ==============     =============

Total assets                         $ 152,508,000    $    2,884,000     $ 155,392,000(1)
                                     =============    ==============     =============

Total liabilities                    $  75,332,000    $    7,292,000     $  82,624,000
                                     =============    ==============     =============


(1) Segment information does not add to total assets because of $4,913,000 in net assets of discontinued operations.


                                              Three Months Ended March 31, 1998
                                              ---------------------------------
                                        Telecom
                                      Construction    Corporate/Other        Total
                                     -------------    ---------------    -------------
External sales                       $  19,190,000                       $  19,190,000
Cost of sales, excluding
  depreciation                          15,352,000                          15,352,000
                                     -------------    --------------     -------------
Gross profit, excluding
  depreciation                           3,838,000                           3,838,000
Operating expenses,
  excluding depreciation                 1,807,000                           1,807,000
Goodwill amortization                      654,000                             654,000
Non cash stock compensation                386,000            25,000           411,000
Depreciation                             1,270,000                           1,270,000
                                     -------------    --------------     -------------

Interest and other income                   47,000             6,000            53,000
Interest expense                          (629,000)             --            (629,000)
                                     -------------    --------------     -------------
Loss before income tax benefit
  from continuing operations         ($    861,000)   ($      19,000)    ($    880,000)
                                     =============    ==============     =============

Capital expenditures                 $   4,649,000                       $   4,649,000
                                     =============    ==============     =============
Property, plant and equipment, net   $  20,637,000    $       35,000     $  20,672,000
                                     =============    ==============     =============

Total assets                         $  97,533,000    $    1,349,000     $  98,882,000(2)
                                     =============    ==============     =============

Total liabilities                    $  46,787,000    $    1,359,000     $  48,146,000
                                     =============    ==============     =============




(2) Segment information does not add to total assets as of March 31, 1998 because of $5,261,000 in net assets of discontinued operations.

(G)      BANK FINANCING

         In March 1999, the Company increased its availability under credit facilities with banks. The Company expanded the credit facility to $100 million from approximately $50 million, and increased the number of banks participating to six money center and regional banks. The Company pledged the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company intends to use the credit facility to provide working capital to finance acquisitions and the purchase of capital assets and for other corporate purposes. The credit facility has a $70 million revolving credit feature, as well as a $30 million amortizing five-year term facility. Amounts borrowed under the credit facility will bear interest as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25% as determined by the ratio of the Company's total funded debt to EBITDA. The Company incurs commitment fees of .25% to .50% as determined by the ratio of the Company's total funded debt to EBITDA on any unused borrowing capacity under the credit facility.

         In the ordinary course of business, the Company is exposed to floating interest rate risk. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan which was hedged.

         (H)      DISCONTINUED OPERATIONS

         On March 17, 1999, the Company announced the proposed spin-off of its wholly owned subsidiary, Conceptronic, Inc., to a new entity. Shares in the new entity will be distributed to the Company's shareholders. Also announced as part of the spin-off transaction is the merger of Heller Industries, Inc. into the new entity and the infusion of cash in an amount to be negotiated with independent institutional investors. The Company believes that the carrying amount of Conceptronic approximates its fair value. Loss on disposal of discontinued operations reflects the estimated operating loss, net of income tax benefit, for the period subsequent to March 31, 1999 through the closing date of the transaction which is expected to occur in the third quarter of 1999.
The spin-off is subject to due diligence and other considerations.

         The Company's consolidated financial statements have been restated to reflect the spin-off of Conceptronic as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of Conceptronic have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported through the estimated date of disposition as "Income from discontinued operations", net of applicable income taxes, and as "Net assets of discontinued operations", respectively.

         Summarized financial information for the discontinued operations is as follows:

                                         For the three months ended:
                                         March 31, 1999      March 31, 1998
                                         --------------      --------------
Net sales                                  $ 3,929,000         $ 5,049,000
Income (loss) before income tax
  expense (benefit)                            (44,000)             27,000
Net income (loss)                          ($   26,000)        $    16,000

                                        At March 31, 1999   At December 31, 1998
                                        -----------------   --------------------
Current assets                             $ 8,372,000         $ 7,947,000
Total assets                                 9,984,000           9,595,000
Current liabilities                          4,142,000           3,753,000
Total liabilities                            5,071,000           4,681,000
Net assets of discontinued operations      $ 4,913,000         $ 4,914,000

         (I)      LITIGATION

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

                              ARGUSS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name Conceptronic, Inc. On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." ("Conceptronic"). The Company's other wholly owned operating subsidiary is Arguss Communications Group ("ACG") formerly White Mountain Cable Construction Corp. ACG operates through its divisions - White Mountain ("WM"), Can-Am ("CA"), TCS, Schenck ("SC") and Underground Specialties ("US").

         The  Company   conducts  its   operations   through  its  wholly  owned
subsidiaries, ACG and Conceptronic. ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the Surface Mount Technology circuit assembly industry.

         On March 17, 1999, the Company announced the proposed spin-off of its wholly owned subsidiary, Conceptronic, Inc., to a new entity. Shares in the new entity will be distributed to the Company's shareholders. Also announced as part of the spin-off transaction is the merger of Heller Industries, Inc. into the new entity and the infusion of cash in an amount to be negotiated with independent institutional investors. The Company believes that the carrying amount of Conceptronic approximates its fair value. Loss on disposal of discontinued operations reflects the estimated operating loss, net of income tax benefit, for the period subsequent to March 31, 1999 through the estimated closing date of the transaction which is expected to occur in the third quarter of 1999. The spin-off is subject to due diligence and other considerations.

         The Company's consolidated financial statements have been restated to reflect the spin-off of Conceptronic as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of Conceptronic have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported through the estimated date of disposition as "Income from discontinued operations", net of applicable income taxes, and as "Net assets of discontinued operations", respectively.

         Summarized financial information for the discontinued operations is as follows:

                                         For the three months ended:
                                         March 31, 1999      March 31, 1998
                                         --------------      --------------
Net sales                                  $ 3,929,000         $ 5,049,000
Income (loss) before income tax
  expense (benefit)                            (44,000)             27,000
Net income (loss)                          $   (26,000)        $    16,000

                                        At March 31, 1999   At December 31, 1998
                                        -----------------   --------------------
Current assets                             $ 8,372,000           7,947,000
Total assets                                 9,984,000           9,595,000
Current liabilities                          4,142,000           3,753,000
Total liabilities                            5,071,000           4,681,000
Net assets of discontinued operations      $ 4,913,000         $ 4,914,000


THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998.

         The Company had consolidated net income of $101,000 for the quarter ended March 31, 1999, compared to a net loss of $773,000 for the quarter ended March 31, 1998 and income from continuing operations of $157,000 for the quarter ended March 31, 1999, compared to a loss from continuing operations of $789,000 in the comparable period in 1998. The Company's results for the first quarter are expected to be seasonally weaker than the second or third quarters due to the impact of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer delays in resuming normal activities early in the fiscal year.

         Consolidated net sales in the first quarter of 1999 were approximately $37,806,000, compared to approximately $19,190,000 for the first quarter of 1998, an increase of 97% due in part to the acquisition of US which accounted for $9,993,000 of the increase. Operations of ACG owned for at least one year had a net sales increase of $8,623,000 or 46% for the quarter ended March 31, 1999.

         Consolidated gross profit margin, excluding depreciation, was 19% of sales in the first quarter of 1999, compared to 20% for the first quarter of 1998. The Company seasonally has its lowest gross profit performance during the winter months and the first quarter activity is typically in the start-up phase in support of the second and third quarters' higher levels of construction activity.

         Consolidated selling, general and administrative expenses for the first quarter of 1999 were $2,688,000, compared to $2,218,000 for the first quarter of 1998. The increase was largely due to US, which had $432,000 in selling, general and administrative expenses for the quarter ended March 31, 1999.

         Depreciation expense increased to $1,898,000 for the quarter ended March 31, 1999, compared to $1,270,000 for the quarter ended March 31, 1998 due primarily to ACG which made significant equipment acquisitions during calendar year 1998, and during the quarter ended March 31, 1999. The equipment is amortized over sixty months. Further, US had $261,000 in depreciation for the quarter ended March 31, 1999.

         Goodwill amortization increased to $948,000 from $654,000 in the comparable period one year ago due to SC, whose former shareholders realized an additional payment of $18,696,000 in cash and stock in full satisfaction of their additional payment. The additional payment earned under the terms of SC purchase agreement was recorded as an increase in goodwill. The increased goodwill is amortized over the remaining nineteen years since the date of SC's acquisition in January 1998, which increased goodwill amortization during the quarter ended March 31, 1999 by $246,000.

         Interest expense for the quarter ended March 31, 1999 was $855,000, compared to $629,000 for the comparable period in 1998. The ACG interest expense increased for the quarter ended March 31, 1999, due to US whose purchase was partially financed through bank lines of credit and due to increased use of financing lines for the capital assets purchases in support of ACG's revenue growth. (See discussion of expanded bank credit facilities in LIQUIDITY and CAPITAL RESOURCES.)

         Income tax expense for continuing operations was $712,000 for the quarter ended March 31, 1999, compared to $91,000 in income tax benefit for the quarter ended March 31, 1998. The quarter ended March 31, 1998 reflects the loss incurred from continuing operations which led to the recording of an income tax benefit. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income or loss. During the quarter ended March 31, 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income.

LIQUIDITY AND CAPITAL RESOURCES

         In 1998 the Company acquired SC and US. The SC and US purchase agreements contain provisions for additional payments by the Company to former SC and US shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the years ended December 31, 1998 and July 31, 1999, respectively, are met. To meet EBITDA thresholds, SC and US divisions must have adjusted EBITDA in excess of $2.3 million and $2.8 million, respectively. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of the additional payment. SC exceeded its EBITDA threshold at December 31, 1998. Additional payments earned under the terms of the agreements are recorded as an increase in goodwill.

         During the three months ended March 31, 1999, former SC shareholders received an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. The Company funded the payment using its lines of credit. One-half of any additional payment to former US shareholders will be satisfied by the issuance of shares of common stock valued at the lesser of $15.50 per share or the market value on July 31, 1999 with a minimum price of $13.625.

         Consolidated net cash used in operating activities from continuing operations for the quarter ended March 31, 1999 was $440,000, compared to $66,000 in the first quarter of 1998. The increase in cash used in operating activities from continuing operations is due to the greater volume of new construction activity in the western regions of the United States which caused an increase in ACG's costs and earnings in excess of billings. Net cash used for investing activities of continuing operations in the first quarter of 1999 was $11,243,000, compared to $18,448,000 in the first quarter of 1998. The decrease in investing activities of continuing operations is primarily due to the acquisition of CA and SC in 1998 compared with no acquisitions in 1999. The CA and SC acquisitions required $13,799,000 in cash, compared to the $7,604,000 expended in 1999 for the additional payment due to former SC shareholders. Net cash flows provided by financing activities of continuing operations was $11,524,000 for the quarter ended March 31, 1999, compared to net cash flows provided by financing activities of continuing operations of $19,622,000 for the same period in 1998. The decrease in net cash flows from financing activities of continuing operations reflects the impact of the acquisition of CA and SC in the first quarter of 1998.

         In March 1999 the Company increased its availability under credit facilities with banks. The Company expanded the credit facility to $100 million from approximately $50 million, and increased the number of banks participating to six money center and regional banks. The Company pledged the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company will utilize the credit facility to provide working capital, to finance acquisitions and the purchase of equipment, and for other corporate purposes. The credit facility has a $70 million revolving credit line, as well as a $30 million decreasing five-year term financing facility. Amounts borrowed under the credit facility will bear interest as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.00% to 2.00% as determined by the Company's ratio of funded debt to EBITDA. The Company incurs commitment fees of .25% to .50% as determined by the ratio of the Company's total funded debt to EBITDA on any unused borrowing capacity under the credit facility.

         In the ordinary course of business, the Company is exposed to variable interest rate risk. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan which was hedged.

         The Company had $70 million in revolving lines of credit with commercial banks of which $21,052,000 was drawn down as of March 31, 1999 to fund capital equipment purchases and working capital.

         The Company continues to actively pursue acquisitions in the telecom construction and other industries. In the event that one or more satisfactory acquisition candidates are located, the Company may seek to expand its existing credit facilities or issue additional equity or subordinated debt.

         The Company believes it has sufficient cash flow from operations, cash on hand and availability under its credit line to meet its liquidity needs.

         The Company's telecom construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and are slow to return to expected production levels in the first quarter of the subsequent fiscal period.

YEAR 2000 DATE CONVERSION

         The Year 2000 issue relates to the inability of certain computer software programs to properly recognize and process date-sensitive information relative to the year 2000 and beyond. Without corrective measures, this issue could cause computer applications to fail or to create erroneous results. Incomplete or untimely resolution of the Year 2000 issue by the Company or by its key vendors, customers, suppliers or by other third parties could have a materially adverse impact on the Company's business, operations or financial condition in the future.

         During 1998, ACG commenced the upgrading of its business information systems through common integrated computer and software systems throughout ACG. As a by-product of the implementation of the new integrated business reporting system, ACG expects to remediate Year 2000 compliance issues at certain of its divisions which were not already Year 2000 compliant. All ACG divisions are expected to be operating on the new integrated business system during the second quarter of 1999 with three of ACG's divisions completing the implementation during the first quarter of 1999.

         In conjunction with its review of its Year 2000 compliance issues, the Company has conducted an inventory of its information technology ("IT") and manufacturing and telecom construction systems ("non-IT"), as well as its telecommunications systems. ACG has addressed its Year 2000 compliance issue for IT, non-IT and telecommunications systems. The total cost with respect to systems and other modifications to Company IT, non-IT and telecommunications systems is not expected to exceed $300,000, more than one-half of which was expended in 1998. The Company expended less than $100,000 on Year 2000 remediation in the quarter ended March 31, 1999.

         The Company has also identified and prioritized critical suppliers and customers and communicated with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been completed. Contingency plans were developed in the first quarter of 1999 in response to the detailed evaluations.

         Based upon currently available information, the Company expects that all phases of its Year 2000 Project will be completed by the end of the second quarter of 1999. With the completed and planned Year 2000 modifications to its IT systems and non-IT systems and telecommunications systems, the Company currently believes that the Year 2000 issue should not pose significant operational problems to the Company. There can be no assurance, however, that the systems of other parties upon which the Company's business relies, including, but not limited to, the Company's key vendors, customers, suppliers and other third parties will be converted on a timely basis. If the systems and applications of key third parties are materially impacted by the Year 2000 issue, the Company could lose certain of its abilities to efficiently engage in normal business activities which could have a material adverse effect on the Company's business, financial condition or results of operations. Although some business disruption in the Company's business may possibly occur as a result of Year 2000 failures by third parties, the Company does not believe that such disruption would have a materially adverse effect on its operations. Contingency plans were developed in the first quarter of 1999 in response to the Company's evaluation of Year 2000 business exposures. The Company believes that, with the implementation of new business systems and contingency planning with respect to key vendors and customers, as well as the expansion of its bank credit facilities, the possibility of significant business interruptions of normal operations should be reduced.

         The Company believes that the most reasonably likely worst case scenario which could occur with respect to Year 2000 is a delay in receiving payments on accounts receivable from customers. In March 1999, the Company expanded its available liquidity through expanded bank financing facilities. The Company believes that such expanded financing should mitigate the cash flow impact of delays in collections of amounts due from customers.

         In addition to its internal systems and external supplier and customer relationships, the Company has exposure to Year 2000 compliance issues with respect to potential acquisitions. The Company includes Year 2000 compliance in its evaluation of acquisition candidates, as well as in its due diligence in progress. At March 31, 1999, the Company had no acquisition in progress. Non-compliance with Year 2000 could have an adverse impact on valuations of potential acquisitions or reduce the Company's program of making acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, the Company is exposed to variable interest rate risk. In March 1999, the Company terminated interest swaps entered into as a hedge against variable term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan which was hedged.

         As a result of terminating interest rate swaps used as hedges with respect to its variable term loan interest rate risk, the Company's exposure to interest rate movements has changed since December 31, 1998. A one-percentage point increase in interest rates on debt outstanding would result in an increase in interest expense of approximately $140,000 and reduce after tax earnings and cash flow for the quarter by approximately $80,000.

         Subsequent to March 31, 1999, the Company performed a sensitivity analysis to assess potential hedge strategies with respect to its variable interest rate risk. The Company has entered into an interest swap with respect to its variable rate term debt.


                              ARGUSS HOLDINGS, INC.


                                     PART II

                                Other Information



Items 1,2, 3, 4 and 5:   Not Applicable.

Item 6:  Exhibits and Reports on form 8-K


10(x) Credit Agreement dated as of March 19, 1999 among Arguss Holdings, Inc., Crestar Bank, Fleet Bank, N.A., Keybank, National Association, Union Bank of California, N.A., National City Bank and NationsBank, NA, as agent, and NationsBank Montgomery Securities, LLC, as syndication agent and manager, and related promissory notes pledge agreements and security agreements.

    (a)  27  Financial  Data Schedule

    (b)  Reports on Form 8-K

    None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Arguss Holdings, Inc.



           May 12, 1999               By:  /s/ Rainer H. Bosselmann
                                         ---------------------------------------
                                           Rainer H. Bosselmann
                                           Chief Executive Officer



           May 12, 1999               By:  /s/ Arthur F. Trudel
                                         ---------------------------------------
                                           Arthur F. Trudel
                                           Principal Financial Officer and
                                           Principal Accounting Officer