Form 10-Q
period 1999-06-30
ARGUSS HOLDINGS INC
filed 1999-08-02
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended: June 30, 1999    Commission File Number: 0-19589
                                -------------                            -------



                              ARGUSS HOLDINGS, INC.
           ----------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


                Delaware                                     02-0413153
    ---------------------------------              -----------------------------
     (State of other jurisdiction of                      (I.R.S. Employer
     incorporation of organization)                    Identification Number)


One Church Street, Suite 302, Rockville, Maryland              20850
-------------------------------------------------        -----------------
    (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, including Area Code:         301-315-0027




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



As of July 19, 1999, there were 11,863,261 shares of Common Stock, $ .01 par value per share, outstanding.

                              ARGUSS HOLDINGS, INC.


                                      INDEX




Part I - Financial Information:                                             Page
                                                                            ----

         Item 1 - Financial Statements


                  Consolidated Balance Sheets (Unaudited)-
                  June 30, 1999 and December 31, 1998                          3

                  Consolidated Statements of Operations (Unaudited)-
                  Three Months and Six Months Ended June 30, 1999
                  and June 30, 1998                                            4

                  Consolidated Statements of Cash Flows (Unaudited)-
                  Six Months Ended June 30, 1999 and June 30, 1998             5

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                  7


         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         15

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk   20

Part II - Other Information                                                   20

          Items 1 through 6

          Signatures

          Exhibits

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   June 30, 1999   Dec. 31, 1998
                                                   -------------   -------------
  Assets

Current assets:
  Cash                                              $    577,000    $  1,809,000
  Restricted cash from customer advances               6,888,000         978,000
  Accounts receivable trade, net of allowance
    for doubtful accounts of $362,000  and
    $265,000 in 1999 and 1998, respectively           22,863,000      31,877,000
  Costs and earnings in excess of billings            30,677,000       9,565,000
  Inventories                                            298,000         413,000
  Other current assets                                 1,662,000       1,233,000
  Deferred tax assets                                  1,469,000       1,485,000
                                                    ------------    ------------
  Total current assets                                64,434,000      47,360,000

Property, plant and equipment, net                    34,857,000      29,858,000
Goodwill, net                                         73,798,000      71,728,000
Net assets of discontinued operations                  4,562,000       4,914,000
                                                    ------------    ------------
                                                    $177,651,000    $153,860,000
                                                    ============    ============

  Liabilities and Stockholders' Equity

Current liabilities:

  Current portion long-term debt                    $  7,348,000    $ 11,372,000
  Short-term borrowings                               25,060,000       6,777,000
  Accounts payable                                    13,569,000      12,343,000
  Billings in excess of costs and earnings                  --           748,000
  Customer advances                                   13,840,000       7,000,000
  Accrued expenses and other liabilities               9,528,000       6,117,000
  Due to former Schenck Communications
    shareholders                                            --        18,696,000
                                                    ------------    ------------
    Total current liabilities                         69,345,000      63,053,000
                                                    ------------    ------------

Long-term debt, excluding current portion             22,186,000      22,259,000
Deferred income taxes                                  3,510,000       3,675,000
                                                    ------------    ------------
    Total liabilities                                 95,041,000      88,987,000
                                                    ------------    ------------

Stockholders' equity:
  Common stock $.01 par value                            119,000         109,000
  Additional paid-in capital                          76,878,000      61,327,000
  Retained earnings                                    5,613,000       3,437,000
                                                    ------------    ------------
    Total stockholders' equity                        82,610,000      64,873,000
                                                    ------------    ------------
                                                    $177,651,000    $153,860,000
                                                    ============    ============



The accompanying notes are an integral part of these financial statements.

                                             ARGUSS HOLDINGS, INC.

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                      Three Months Ended              Six Months Ended
                                                June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                -------------   -------------   -------------   -------------
Net sales                                        $ 43,856,000    $ 30,435,000    $ 81,663,000    $ 49,625,000
Cost of sales, excluding depreciation              31,936,000      22,736,000      62,518,000      38,087,000
                                                 ------------    ------------    ------------    ------------
  Gross profit, excluding depreciation             11,920,000       7,699,000      19,145,000      11,538,000

Selling, general and administrative expenses        3,327,000       2,653,000       6,016,000       4,871,000
Depreciation                                        2,019,000       1,416,000       3,917,000       2,686,000
Goodwill amortization                               1,056,000         651,000       2,004,000       1,305,000
                                                 ------------    ------------    ------------    ------------
  Operating income                                  5,518,000       2,979,000       7,208,000       2,676,000
                                                 ------------    ------------    ------------    ------------

Other income (expense):
  Interest income and other                           159,000         120,000         192,000         171,000
  Interest expense                                 (1,099,000)       (723,000)     (1,953,000)     (1,351,000)
                                                 ------------    ------------    ------------    ------------

Income from continuing operations
  before income tax expense                         4,578,000       2,376,000       5,447,000       1,496,000
Income tax expense                                 (2,194,000)     (1,211,000)     (2,906,000)     (1,121,000)
                                                 ------------    ------------    ------------    ------------

Income from continuing operations                   2,384,000       1,165,000       2,541,000         375,000
                                                 ------------    ------------    ------------    ------------

Discontinued operations:
  Income (loss) from discontinued
    operations net of tax benefit of $104,000
    and $116,000 in 1999 and tax expense
    of $1,000 and $11,000 in 1998,
    respectively                                     (156,000)          1,000        (182,000)         18,000
  Loss on disposal of discontinued operations,
    net of tax benefit of $101,000 and
    $121,000 in 1999                                 (152,000)                       (182,000)
                                                 ------------    ------------    ------------    ------------
  Net income                                     $  2,076,000    $  1,166,000    $  2,177,000    $    393,000
                                                 ============    ============    ============    ============

Earnings per common share -- basic:
  Income from continuing operations              $        .20    $        .11    $        .22    $        .04
  Loss from discontinued operations                      (.01)           --              (.02)           --
  Loss on disposal of discontinued operations            (.01)                           (.01)
                                                 ------------    ------------    ------------    ------------
  Earnings per common share                      $        .18    $        .11    $        .19    $        .04
                                                 ============    ============    ============    ============

Earnings per common share -- diluted:
  Income from continuing operations              $        .18    $        .11    $        .20    $        .04
  Loss from discontinued operations                      (.01)           --              (.02)           --
  Loss on disposal of discontinued operations            (.01)                           (.01)
                                                 ------------    ------------    ------------    ------------
  Earnings per common share                      $        .16    $        .11    $        .17    $        .04
                                                 ============    ============    ============    ============

Weighted average shares outstanding:
               -- basic                            11,751,000      10,421,000      11,704,000      10,388,000
                                                 ============    ============    ============    ============
               -- diluted                          13,044,000      11,103,000      12,816,000      11,041,000
                                                 ============    ============    ============    ============


The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                  June 30, 1999   June 30, 1998
                                                  -------------   -------------
Cash flows from operating activities:
  Net income                                       $  2,177,000    $    393,000
(Income) loss from discontinued operations, net         182,000         (18,000)
Loss on disposal of discontinued operations, net        182,000            --
  Adjustments to reconcile net income to net
    cash provided by (used in) operating
    activities of continuing operations:
      Depreciation                                    3,917,000       2,686,000
      Goodwill amortization                           2,004,000       1,305,000
      Non cash stock compensation                          --         1,101,000
      Deferred income taxes                                --            99,000

Changes in assets and liabilities:
  Accounts receivable                                 9,886,000      (9,338,000)
  Costs and earnings in excess of billings          (20,182,000)     (6,006,000)
  Inventories                                           115,000            --
  Other current assets                                 (377,000)        780,000
  Accounts payable                                    1,115,000       6,078,000
  Billings in excess of costs and earnings             (748,000)           --
  Accrued expenses and other liabilities              3,246,000        (121,000)
                                                   ------------    ------------
  Net cash flows provided by (used in) operating
    activities of continuing operations               1,517,000      (3,041,000)
                                                   ------------    ------------

Cash flows from investing activities:
  Additions to property, plant and equipment         (8,422,000)     (7,258,000)
  Additional payment to former Schenck
    Communications shareholders                      (7,604,000)           --
  Purchase of telecom construction
    companies, net                                   (1,750,000)    (13,799,000)
                                                   ------------    ------------
  Net cash used in investing activities of
    continuing operations                           (17,776,000)    (21,057,000)
                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds from lines of credit                      18,283,000      26,188,000
  Net repayments of lines of credit                  (4,097,000)     (2,552,000)
  Issuance of common stock                              841,000         713,000
                                                   ------------    ------------
  Net cash provided by financing activities
    of continuing operations                         15,027,000      24,349,000
                                                   ------------    ------------
  Net increase (decrease) in cash                    (1,232,000)        251,000
                                                   ------------    ------------

  Cash at beginning of period                         1,809,000       1,189,000
                                                   ------------    ------------

  Cash at end of period                            $    577,000    $  1,440,000
                                                   ============    ============

                              ARGUSS HOLDINGS, INC.
                                  CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         Six Months Ended
                                                  June 30, 1999   June 30, 1998
                                                  -------------   -------------

Supplemental disclosures of cash paid for:
Interest                                           $  1,825,000    $  1,437,000
Corporate income taxes                                1,392,000         138,000

Supplemental disclosure of
  investing and financing activities:

Fair value of assets acquired:

Accounts receivable                                     872,000    $  5,710,000
Other current assets                                     36,000         375,000
Property and equipment                                  494,000       5,398,000
                                                   ------------    ------------
    Total non-cash assets                             1,402,000      11,483,000

Liabilities                                            (271,000)     (3,620,000)
Long-term debt                                         (111,000)     (1,888,000)
                                                   ------------    ------------

Net non-cash assets acquired                          1,020,000       5,975,000

Cash acquired                                              --         1,725,000
                                                   ------------    ------------

Fair value of net assets acquired                     1,020,000       7,700,000

Excess of costs over fair value
  of net assets acquired                              2,767,000      27,373,000
                                                   ------------    ------------

Purchase price                                     $  3,787,000    $ 35,073,000
                                                   ============    ============

Common stock issued                                   2,037,000    $ 21,274,000
Cash paid                                             1,750,000      15,524,000
Cash acquired                                              --        (1,725,000)
                                                   ------------    ------------

Purchase price                                     $  3,787,000    $ 35,073,000
                                                   ============    ============



(1) During the six months ended June 30, 1999, former Schenck Communications shareholders received an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments.

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

         The  Company   conducts  its   operations   through  its  wholly  owned
subsidiaries, ACG and Conceptronic. ACG is engaged in the construction, reconstruction, maintenance, repair and expansion of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. ACG operates through its divisions -- White Mountain ("WMC"), Can-Am ("CA"), TCS ("TCS"), Schenck ("SC"), and Underground Specialties ("US"). Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.

         On March 17, 1999, the Company announced the proposed spin-off of its wholly owned subsidiary, Conceptronic, Inc., to a new entity. Also announced as part of the spin-off transaction was the merger of Heller Industries, Inc. ("Heller") into the new entity. The Company has terminated negotiations with Heller, and ceased plans to spin-off Conceptronic to shareholders. The Company is currently pursuing other alternatives with interested parties. The Company believes that the carrying amount of Conceptronic approximates its fair value. Loss on disposal of discontinued operations reflects the estimated operating loss, net of income tax benefit, for the period subsequent to June 30, 1999 through the date of disposition which the Company believes will occur during 1999.

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

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

         (C)      EARNINGS PER SHARE

         Basic earnings per common share are computed by dividing net income, income from continuing operations, loss from discontinued operations and loss on disposition of discontinued operations available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants and contingently issuable shares. Diluted earnings per common share are computed by dividing net income, income from continuing operations, loss from discontinued operations and loss on disposition of discontinued operations by the weighted average number of common shares and all dilutive securities.

                                                            Six Months Ended
                                                             June 30, 1999
                                                             -------------
                                                      Effect of   Effect of Estimated
                                                        Stock        Contingently
                                                     Options and       Issuable
                                      Basic            Warrants          Shares            Diluted
                                      -----            --------          ------            -------
Income from
  continuing operations           $  2,541,000             --              --           $  2,541,000
                                  ------------          -------         -------         ------------
Loss from
  discontinued operations             (182,000)            --              --               (182,000)
Loss on disposal of
  discontinued operation              (182,000)            --              --               (182,000)
                                  ------------          -------         -------         ------------
Net income                        $  2,177,000             --              --           $  2,177,000
                                  ============          =======         =======         ============

Per share:
Income from
  continuing operations           $        .22             (.01)           (.01)        $        .20
Loss from
  discontinued operations                 (.02)            --              --                   (.02)
Loss on disposal of
  discontinued operations                 (.01)            --              --                   (.01)
                                  ------------          -------         -------         ------------
Net income                        $        .19             (.01)           (.01)        $        .17
                                  ============          =======         =======         ============

Weighted average shares
  Outstanding                       11,704,000          561,000         551,000           12,816,000
                                  ============          =======         =======         ============


                                                          Three Months Ended
                                                             June 30, 1999
                                                             -------------
                                                      Effect of   Effect of Estimated
                                                        Stock        Contingently
                                                     Options and       Issuable
                                      Basic            Warrants          Shares            Diluted
                                      -----            --------          ------            -------
Income from
  continuing operations           $  2,384,000             --              --           $  2,384,000
                                  ------------          -------         -------         ------------
Loss from discontinued
  operations                          (156,000)            --              --               (156,000)
Loss on disposal of
  discontinued operations             (152,000)            --              --               (152,000)
                                  ------------          -------         -------         ------------
Net income                        $  2,076,000             --              --           $  2,076,000
                                  ============          =======         =======         ============

Per share:
Income from
  continuing operations           $        .20             (.01)           (.01)        $        .18
Loss from
  discontinued operations                 (.01)            --              --                   (.01)
Loss on disposal of
  discontinued operations                 (.01)            --              --                   (.01)
                                  ------------          -------         -------         ------------
Net income                        $        .18             (.01)           (.01)        $        .16
                                  ============          =======         =======         ============

Weighted average shares
  outstanding                       11,751,000          593,000         700,000           13,044,000
                                  ============          =======         =======         ============

                                                            Six Months Ended
                                                             June 30, 1998
                                                             -------------
                                                      Effect of   Effect of Estimated
                                                        Stock        Contingently
                                                     Options and       Issuable
                                      Basic            Warrants          Shares            Diluted
                                      -----            --------          ------            -------
Income from
  continuing operations           $    375,000             --              --           $    375,000
Income from
  discontinued operations               18,000             --              --                 18,000
                                  ------------          -------         -------         ------------

Net income                        $    393,000             --              --           $    393,000
                                  ============          =======         =======         ============

Per share:
Income from
  continuing operations           $        .04                                          $        .04
                                  ------------          -------         -------         ------------

Net income                        $        .04             --              --           $        .04
                                  ============          =======         =======         ============

Weighted average shares
  outstanding                       10,388,000          653,000            --             11,041,000
                                  ============          =======         =======         ============


                                                          Three Months Ended
                                                             June 30, 1998
                                                             -------------
                                                      Effect of   Effect of Estimated
                                                        Stock        Contingently
                                                     Options and       Issuable
                                      Basic            Warrants          Shares            Diluted
                                      -----            --------          ------            -------
Income from
  continuing operations           $  1,165,000             --              --           $  1,165,000
Income from
  discontinued operations                1,000             --              --                  1,000
                                  ------------          -------         -------         ------------

Net income                        $  1,166,000             --              --           $  1,166,000
                                  ============          =======         =======         ============

Per share:
Income from
  continuing operations           $        .11             --              --           $        .11
                                  ------------          -------         -------         ------------

Net income                        $        .11             --              --           $        .11
                                  ============          =======         =======         ============

Weighted average shares
  outstanding                       10,421,000          682,000            --             11,103,000
                                  ============          =======         =======         ============



         D)       CONTRACT ACCOUNTING

         The retainage included in accounts receivable, representing amounts withheld by contract with respect to ACG accounts receivable, was $3,529,000 and $3,384,000 at June 30, 1999 and December 31, 1998, respectively. The Company expects to collect substantially all the retainage within one year.

                                                       June 30,     December 31,
                                                         1999           1998
                                                     -----------    ------------

Costs incurred on uncompleted contracts              $51,049,000     $42,561,000
Estimated earnings                                    11,441,000       8,242,000
                                                     -----------     -----------
                                                      62,490,000      50,803,000
Less: Billings to date                                31,813,000      41,986,000
                                                     -----------     -----------
                                                     $30,677,000     $ 8,817,000
                                                     ===========     ===========

Included in accompanying balance sheets
  under the following captions:
  Costs and earnings in excess of billings           $30,677,000     $ 9,565,000
                                                     ===========     ===========
  Billings in excess of costs and earnings           $      --       $   748,000
                                                     ===========     ===========


         E)       ACQUISITIONS

         During the six months ended June 30, 1999, the Company paid former SC shareholders an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. In 1998, the Company acquired US. The US purchase agreement contains provisions for additional payments by the Company to former US shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the year ended July 31, 1999 are met. To meet EBITDA thresholds, the US division must have adjusted EBITDA in excess of $2.1 million. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of the additional payment. The Company estimates that the additional payment will aggregate approximately $11.8 million in cash and 760,000 shares of the Company's common stock. Additional payments earned under the terms of the agreements will be recorded as an increase in goodwill.


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

         The Company's two reportable segments are telecom construction and corporate/other. Effective with the quarter ended March 31, 1999, the Company removed manufacturing from its reportable segments because the Company is reporting the manufacturing segment as discontinued operations. (See Note H to Consolidated Financial Statements.) Summarized financial information for the three months and six months ended June 30, 1998 has been restated to reflect the revised reportable segments. The telecom construction segment is engaged in the construction, reconstruction of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing for both fiber optic and coaxial cable to major telecommunications customers. Because the construction of a telecom system is a fully integrated undertaking, the Company does not capture individually each component of the construction functions performed for revenue reporting purposes. The corporate/other segment provides managerial, capital markets and financial reporting services to the Company.

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

                                                        Six Months Ended
                                                        ----------------
                                                         June 30, 1999
                                                         -------------
                                           Telecom
                                         Construction    Corporate/Other         Total
                                         ------------    ---------------         -----
External sales                          $  81,663,000                       $  81,663,000
Cost of sales, excluding
   depreciation                            62,518,000                          62,518,000
                                        -------------                       -------------
Gross profit, excluding
   depreciation                            19,145,000                          19,145,000
Operating expenses,
   excluding depreciation                   6,013,000      $      3,000         6,016,000
Goodwill amortization                       2,004,000                           2,004,000
Depreciation                                3,917,000                           3,917,000

Interest and other income (expense)           178,000            14,000           192,000
Interest expense                           (1,953,000)             --          (1,953,000)
                                        -------------      ------------     -------------
Income before income tax
  from continuing operations            $   5,436,000      $     11,000     $   5,447,000
                                        =============      ============     =============

Capital expenditures                    $   8,420,000      $      2,000     $   8,422,000
                                        =============      ============     =============
Property, plant and equipment, net      $  34,832,000      $     25,000     $  34,857,000
                                        =============      ============     =============

Total assets                            $ 170,823,000      $  2,266,000     $ 173,089,000(1)
                                        =============      ============     =============

Total liabilities                       $  88,918,000      $  6,123,000     $  95,041,000
                                        =============      ============     =============

(1) Segment information does not add to total assets because of $4,562,000 in net assets of discontinued operations.


                                                        Six Months Ended
                                                        ----------------
                                                         June 30, 1998
                                                         -------------
                                           Telecom
                                         Construction    Corporate/Other         Total
                                         ------------    ---------------         -----
External sales                          $  49,625,000                       $  49,625,000
Cost of sales, excluding
   depreciation                            38,087,000                          38,087,000
                                        -------------                       -------------
Gross profit, excluding
   depreciation                            11,538,000                          11,538,000
Operating expenses,
   excluding depreciation                   3,770,000                           3,770,000
Goodwill amortization                       1,305,000                           1,305,000
Non cash stock compensation                 1,064,000            37,000         1,101,000
Depreciation                                2,686,000                           2,686,000

Interest and other income                     156,000            15,000           171,000
Interest expense                           (1,351,000)             --          (1,351,000)
                                        -------------      ------------     -------------
Income before income tax expense
  from continuing operations            $   1,518,000      $    (22,000)    $   1,496,000
                                        =============      ============     =============

Capital expenditures                    $   7,258,000                       $   7,258,000
                                        =============                       =============
Property, plant and equipment, net      $  21,828,000      $     33,000     $  21,861,000
                                        =============      ============     =============

Total assets                            $ 113,153,000      $    738,000     $ 113,891,000(2)
                                        =============      ============     =============

Total liabilities                       $  59,592,000      $  2,207,000     $  61,799,000
                                        =============      ============     =============

(2) Segment information does not add to total assets because of $5,681,000 in net assets of discontinued operations.

                                                       Three Months Ended
                                                       ------------------
                                                         June 30, 1999
                                                         -------------
                                           Telecom
                                         Construction    Corporate/Other         Total
                                         ------------    ---------------         -----
External sales                          $  43,856,000                       $  43,856,000
Cost of sales, excluding
   depreciation                            31,936,000                          31,936,000
                                        -------------                       -------------
Gross profit, excluding
   depreciation                            11,920,000                          11,920,000
Operating expenses,
   excluding depreciation                   3,327,000                           3,327,000
Goodwill amortization                       1,056,000                           1,056,000
Depreciation                                2,019,000                           2,019,000

Interest and other income                     154,000             5,000           159,000
Interest expense                           (1,099,000)             --          (1,099,000)
                                        -------------      ------------     -------------
Income before income tax expense
  from continuing operations            $   4,573,000      $      5,000     $   4,578,000
                                        =============      ============     =============

Capital expenditures                    $   4,781,000      $      2,000     $   4,783,000
                                        =============      ============     =============
Property, plant and equipment, net      $  34,832,000      $     25,000     $  34,857,000
                                        =============      ============     =============

Total assets                            $ 170,823,000      $  2,266,000     $ 173,089,000(1)
                                        =============      ============     =============

Total liabilities                       $  88,918,000      $  6,123,000     $  95,041,000
                                        =============      ============     =============

(1) Segment information does not add to total assets because of $4,562,000 in net assets of discontinued operations.


                                                       Three Months Ended
                                                       ------------------
                                                         June 30, 1998
                                                         -------------
                                           Telecom
                                         Construction    Corporate/Other         Total
                                         ------------    ---------------         -----
External sales                          $  30,435,000                       $  30,435,000
Cost of sales, excluding
   depreciation                            22,736,000                          22,736,000
                                        -------------                       -------------
Gross profit, excluding
   depreciation                             7,699,000                           7,699,000
Operating expenses,
   excluding depreciation                   1,963,000                           1,963,000
Goodwill amortization                         651,000                             651,000
Non cash stock compensation                   678,000            12,000           690,000
Depreciation                                1,416,000                           1,416,000

Interest and other income                     111,000             9,000           120,000
Interest expense                             (723,000)             --            (723,000)
                                        -------------      ------------     -------------
Income before income tax expense
  from continuing operations            $   2,379,000      $     (3,000)    $   2,376,000
                                        =============      ============     =============

Capital expenditures                    $   2,771,000                       $   2,771,000
                                        =============                       =============
Property, plant and equipment, net      $  21,828,000      $     33,000     $  21,861,000
                                        =============      ============     =============

Total assets                            $ 113,153,000      $    738,000     $ 113,891,000(2)
                                        =============      ============     =============

Total liabilities                       $  59,592,000      $  2,207,000     $  61,799,000
                                        =============      ============     =============

(2) Segment information does not add to total assets because of $5,681,000 in net assets of discontinued operations.

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

         To hedge the variable term loan interest rate risk for $30 million in notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the six months ended June 30, 1999, the Company's payment under the interest rate swap was $17,550. The Company had no receipts pursuant to the interest rate swap.

         (H)      DISCONTINUED OPERATIONS

         On March 17, 1999, the Company announced the proposed spin-off of its wholly owned subsidiary, Conceptronic, Inc., to a new entity. Also announced as part of the spin-off transaction was the merger of Heller Industries, Inc. ("Heller") into the new entity. The Company has terminated negotiations with Heller, and ceased plans to spin-off Conceptronic to shareholders. The Company is currently pursuing other alternatives with interested parties. The Company believes that the carrying amount of Conceptronic approximates its fair value. Loss on disposal of discontinued operations reflects the estimated operating loss, net of income tax benefit, for the period subsequent to June 30, 1999 through the date of disposition which the Company believes will occur during 1999.

         The Company's consolidated financial statements have been restated to reflect the categorization of Conceptronic as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of Conceptronic have been excluded from the respective captions in the
Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported through the estimated date of disposition as "Income from discontinued operations", net of applicable income taxes, and as "Net assets of discontinued operations", respectively.

         Summarized financial information for the discontinued operations is as follows:

                                                   For the six months ended:
                                              June 30, 1999        June 30, 1998
                                              -------------        -------------
Net sales                                      $ 7,951,000          $9,777,000
Income (loss) before income tax
  expense (benefit)                               (298,000)             29,000
Net income (loss)                              ($  182,000)         $   18,000


                                             At June 30, 1999   At June 30, 1998
                                             ----------------   ----------------
Current assets                                 $ 7,976,000          $9,036,000
Total assets                                     9,665,000          10,728,000
Current liabilities                              3,986,000           4,090,000
Total liabilities                                5,103,000           5,047,000
Net assets of discontinued operations          $ 4,562,000(1)       $5,681,000

(1) Includes effect of loss on disposal of discontinued operations.

                                                 For the three months ended:
                                             June 30, 1999         June 30, 1998
                                             -------------         -------------
Net sales                                      $ 4,022,000          $4,728,000
Income (loss) before income tax
  expense (benefit)                               (260,000)              2,000
Net income (loss)                              ($  156,000)         $    1,000


         (I)      RELATED-PARTY TRANSACTIONS

         During the three months ended June 30, 1999, the Company acquired offices and equipment maintenance facilities from the former owners of CA and SC, who are significant shareholders in Arguss, as well as employees of ACG. The aggregate purchase price was $2,608,000, and was negotiated based on independent, third party appraisals.

                              ARGUSS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name Conceptronic, Inc. On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." ("Conceptronic"). The Company's other wholly owned operating subsidiary is Arguss Communications Group ("ACG") formerly White Mountain Cable Construction Corp. ACG operates through its divisions -- White Mountain ("WM"), Can-Am ("CA"), TCS, Schenck ("SC"), and Underground Specialties ("US").

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

         On March 17, 1999, the Company announced the proposed spin-off of its wholly owned subsidiary, Conceptronic, Inc., to a new entity. Also announced as part of the spin-off transaction was the merger of Heller Industries, Inc. ("Heller") into the new entity. The Company has terminated negotiations with Heller, and ceased plans to spin-off Conceptronic to shareholders. The Company is currently pursuing other alternatives with interested parties. The Company believes that the carrying amount of Conceptronic approximates its fair value. Loss on disposal of discontinued operations reflects the estimated operating loss, net of income tax benefit, for the period subsequent to June 30, 1999 through the date of disposition which the Company believes will occur during 1999.

         The Company's consolidated financial statements have been restated to reflect Conceptronic as a discontinued operation. Accordingly, the revenues, costs and expenses, assets and liabilities and cash flows of Conceptronic have been excluded from the respective captions in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows and have been reported through the estimated date of disposition as "Income from discontinued operations", net of applicable income taxes, and as "Net assets of discontinued operations", respectively.

         Summarized financial information for the discontinued operations is as follows:

                                                  For the six months ended:
                                             June 30, 1999         June 30, 1998
                                             -------------         -------------
Net sales                                      $ 7,951,000          $9,777,000
Income (loss) before income tax
  expense (benefit)                               (298,000)             29,000
Net income (loss)                              $  (182,000)         $   18,000

                                               At June 30,       At December 31,
                                                  1999                1998
                                               -----------       ---------------
Current assets                                 $ 7,976,000           9,036,000
Total assets                                     9,665,000          10,728,000
Current liabilities                              3,986,000           4,090,000
Total liabilities                                5,103,000           5,047,000
Net assets of discontinued operations          $ 4,562,000(1)       $5,681,000

(1)  Includes effect of loss on disposal of discontinued operations.

                                                  For the three months ended:
                                             June 30, 1999         June 30, 1998
                                             -------------         -------------
Net sales                                      $ 4,022,000          $4,728,000
Income (loss) before income tax
  expense (benefit)                               (260,000)              2,000
Net income (loss)                              ($  156,000)         $    1,000

THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998.

         The Company had consolidated net income of $2,076,000 for the quarter ended June 30, 1999, compared to income of $1,166,000 for the quarter ended June 30, 1998 and income from continuing operations of $2,384,000 for the quarter ended June 30, 1999, compared to income from continuing operations of $1,165,000 in the comparable period in 1998. The Company's results from continuing operations were favorably impacted by the maturation of projects started during 1998 in Orlando, FL, Portland, OR and Denver CO.

         Consolidated net sales in the second quarter of 1999 were approximately $43,856,000, compared to approximately $30,435,000 for the second quarter of 1998, an increase of 44% due, in part, to the acquisition of US which accounted for $9,738,000 or 32% of the net sales for the three months ended June 30, 1998. Operations of ACG owned for at least one year had a net sales increase of $3,683,000 or 12% for the quarter ended June 30, 1999. The Company believes that internal growth should continue at the level achieved for the six months ended June 30, 1999 with the start of the San Jose, CA contract and general increased levels of activity at all ACG divisions.

         Consolidated gross profit margin, excluding depreciation, was 27% of sales in the second quarter of 1999, compared to 25% for the second quarter of 1998. The improvement in margins is due primarily to US, which had superior margins in its long-haul business. Margins are also improving in the aforementioned maturing projects in Orlando, FL, Portland, OR and Denver, CO. The improvements in margins was offset, in part, by reduced levels of construction activity in Alaska and customer delays in the roll-out of projects in New England.

         Consolidated selling, general and administrative expenses for the second quarter of 1999 were $3,327,000 or 7.6% of net sales, compared to $2,653,000 or 8.7% of net sales for the second quarter of 1998. The dollar increase was largely due to US, which had $325,000 in selling, general and administrative expenses for the quarter ended June 30, 1999, and general increase in overall activity at ACG. The Company experienced reduced selling, general and administrative expenses as a percentage of net sales because in the second quarter of 1998 the Company had $678,000 of non-cash stock compensation, compared to none in the second quarter of 1999.

         Depreciation expense increased to $2,019,000 for the quarter ended June 30, 1999, compared to $1,416,000 for the quarter ended June 30, 1998 due primarily to ACG which made significant equipment acquisitions during calendar year 1998, and during the six months ended June 30, 1999. The equipment is depreciated over sixty months. Further, US had $304,000 in depreciation for the quarter ended June 30, 1999.

         Goodwill amortization increased to $1,056,000 from $651,000 in the comparable period one year ago due to SC, whose former shareholders realized an additional payment of $18,696,000 in cash and stock in full satisfaction of their additional payment. The additional payment earned under the terms of SC purchase agreement was recorded as an increase in goodwill. The increased goodwill is amortized over the remaining nineteen year amortization period, which increased goodwill amortization during the quarter ended June 30, 1999 by $246,000. In addition, US had $49,000 in goodwill for the quarter ended June 30, 1999.

         Interest expense for the quarter ended June 30, 1999 was $1,099,000, compared to $723,000 for the comparable period in 1998. The ACG interest expense increased for the quarter ended June 30, 1999, due to US whose purchase was partially financed through bank lines of credit, due to the additional payment of $7.6 million to former SC shareholders and due to increased use of financing lines for the capital assets purchases in support of ACG's revenue growth. (See discussion of expanded bank credit facilities in LIQUIDITY and CAPITAL RESOURCES.)

         Income tax expense from continuing operations was $2,194,000 for the quarter ended June 30, 1999, compared to $1,211,000 in income tax expense for the quarter ended June 30, 1998. The effective income tax rate was 48% and 51% for the three months ended June 30, 1999 and 1998, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income or loss. During the quarter ended June 30, 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income, compared to a 40% estimated tax rate in the comparable period of one year ago.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The Company had a consolidated net income of approximately $2,177,000 for the six months ended June 30, 1999, compared to net income of $393,000 for the six months ended June 30, 1998. The Company's results from continuing operations were favorably impacted by the maturation of projects started during 1998 in Orlando, FL, Portland, OR and Denver CO.

         Consolidated net sales for the six months ended June 30, 1999 were approximately $81,663,000, compared to approximately $49,625,000 for the comparable period in 1998, an increase of 64% due primarily to the acquisition of US, which accounted for $19,731,000 or 39% of the net sales for the six months ended June 30, 1998. Operations of ACG owned for at least one year had a net sales increase of $12,307,000 or 25% for the six months ended June 30, 1999.

         Consolidated gross profit margin, excluding depreciation, was 23% of sales for the six months ended June 30, 1999 compared to 23% for the six months ended June 30, 1998. Improved margins from the Company's long-haul operations and aforementioned maturing projects were offset by lower levels of construction activity in Alaska and the northeastern United States.

         Consolidated selling, general and administrative expenses for the six months ended June 30, 1999 were $6,016,000 or 7.4% of net sales, compared to $4,871,000 or 9.8% of net sales for the comparable period in 1998. The dollar increase was largely due to the acquisition of US, which had $676,000 in selling, general and administrative expenses for the six months ended June 30, 1998, as well as an increased level of activity at ACG. The Company experienced reduced selling, general and administrative expenses as a percentage of net sales because in the six months ended June 30, 1998, the Company has $1,101,000 in non cash stock compensation, compared to none in the six months ended June 30, 1999.

         Depreciation expense increased to $3,917,000 for the six months ended June 30, 1999, compared to $2,686,000 for the six months ended June 30, 1998 due primarily to ACG, which made significant equipment acquisitions during the calendar year 1998 and during the six months ended June 30, 1999. The capital assets are depreciated over sixty months. Further, US had $565,000 in depreciation for the six months ended June 30, 1999. Goodwill amortization increased to $2,004,000 from $1,305,000 in the comparable period one year ago due to the acquisition of US and the additional payment to SC.

         Net interest expense for the six months ended June 30, 1999 was $1,953,000, compared to $1,351,000 for the comparable period in 1998. This is due to the acquisition of US, whose purchase was partially financed through bank financing, due to the additional payment of $7.6 million to former SC shareholders, and due to equipment financing lines for the above expanded capital assets acquisition program. (See discussion of expanded bank credit facilities in LIQUIDITY AND CAPITAL RESOURCES.)

         Income tax expense increased to $2,906,000 for the six months ended June 30, 1999 from $1,121,000 in the comparable period one year ago. The effective income tax rate was 53% and 75% for the six months ended June 30, 1999 and 1998, respectively. Goodwill amortization, which is non-deductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income or loss. During the six months ended June 30, 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income, compared to a 40% effective tax rate in the comparable period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

         Effective August 1, 1998, the Company acquired US. The US purchase agreement contains provisions for additional payments by the Company to former US shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the year ended July 31, 1999 are met. To meet EBITDA thresholds, US division must have adjusted EBITDA in excess of $2.1 million. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of the additional payment. Additional payments earned under the terms of the agreements are recorded as an increase in goodwill. One-half of any additional payment to former US shareholders will be satisfied by the issuance of shares of common stock valued at the lesser of $15.50 per share or the market value on July 31, 1999 with a minimum price of $13.625. The Company estimates that the additional payment will aggregate approximately $11.8 million in cash and 760,000 shares of the Company's common stock. The cash portion will be paid in the fourth quarter of 1999 and funded by the revolving line of credit.

         During the six months ended June 30, 1999, former SC shareholders received an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. The Company funded the payment using its lines of credit.

         Consolidated net cash provided by operating activities from continuing operations for the six months ended June 30, 1999 was $1,517,000, compared to a use of cash of $3,041,000 for the six months ended June 30, 1998. The increase in cash provided by operating activities from continuing operations is due primarily to the increase in net income, as well as a reduction in the rate of the growth in contract receivables when compared to the comparable period on year ago. (Contract receivables include both accounts receivable and costs and earnings in excess of billings). Net cash used for investing activities of continuing operations for the six months ended June 30, 1999 was $17,776,000, compared to $21,057,000 in the second quarter of 1998. The decrease in investing activities in continuing operations is primarily due to the acquisition of Longnecker for $1,750,000 in cash in 1999, compared with the acquisitions of CA and SC for $13,799,000 in cash during the six months ended June 30, 1998. The Company expended $7,604,000 in 1999 for the additional payment due to former SC shareholders. Net cash flows provided by financing activities of continuing operations was $15,027,000 for the six months ended June 30, 1999, compared to net cash flows provided by financing activities of continuing operations of $24,349,000 for the same period in 1998. The decrease in net cash flows from financing activities of continuing operations reflects the impact of the acquisition of CA and SC in the first quarter of 1998 whose cash amount exceeded the aggregate cash expended to purchase Longnecker, and to make the additional payment to former SC shareholders.

         In March 1999 the Company increased its availability under credit facilities with banks. The Company expanded the credit facility to $100 million from approximately $50 million, and increased the number of banks participating to six money center and regional banks. The Company pledged the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company will utilize the credit facility to provide working capital, to finance acquisitions, to purchase equipment, and to fund other corporate activities. The credit facility has a $70 million revolving credit line, as well as a $30 million decreasing five-year term financing facility. Amounts borrowed under the credit facility will bear interest as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25% as determined by the Company's ratio of funded debt to EBITDA. The Company incurs commitment fees of .25% to .50% as determined by the ratio of the Company's total funded debt to EBITDA on any unused borrowing capacity under the credit facility.

         The Company had $70 million in revolving lines of credit with commercial banks of which $26,952,000 was drawn down as of June 30, 1999 to fund the additional payment to former SC shareholders, the purchase of Longnecker, capital equipment purchases and working capital. In the ordinary course of business, the Company is exposed to variable interest rate risk. To hedge the variable term loan interest rate risk for $30 million in notional amount, five-year term, financing facility, the Company has entered into an interest rate swap pursuant to which it pays a fixed interest rate and receives a variable interest rate on the same notional amount. During the six months ended June 30, 1999, the Company's payment under interest rate swap aggregated $17,550. The Company had no receipts pursuant to the interest rate swap. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable-term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan which was hedged.

         The Company continues to actively pursue acquisitions in the telecom construction and other industries. In the event that one or more satisfactory acquisition candidates are identified, the Company may seek to expand its existing credit facilities or issue additional equity or subordinated debt.

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

         During 1998, ACG commenced the upgrading of its business information systems through common integrated computer and software systems throughout ACG. As a by-product of the implementation of the new integrated business reporting system, ACG remediated Year 2000 compliance issues at certain of its divisions. All ACG divisions are operating on the new integrated business system as of July 31, 1999.

         In conjunction with its review of its Year 2000 compliance issues, the Company has conducted an inventory of its information technology ("IT") and manufacturing and telecom construction systems ("non-IT"), as well as its telecommunications systems. ACG has addressed its Year 2000 compliance issue for IT, non-IT and telecommunications systems. The total cost with respect to systems and other modifications to Company IT, non-IT and telecommunications systems did not exceed $300,000, more than one-half of which was expended in 1998. The Company expended less than $100,000 on Year 2000 remediation during the six months ended June 30, 1999.

         The Company has also identified and prioritized critical suppliers and customers and communicated with them about their plans and progress in addressing the Year 2000 problem. Detailed evaluations of the most critical third parties have been completed. Contingency plans were developed in the first quarter of 1999 in response to the detailed evaluations.

         The Company has completed all phases of its Year 2000 Project. The Company currently believes that the Year 2000 issue should not pose significant operational problems to the Company. There can be no assurance, however, that the systems of other parties upon which the Company's business relies, including, but not limited to, the Company's key vendors, customers, suppliers and other third parties will be converted on a timely basis. If the systems and applications of key third parties are materially impacted by the Year 2000 issue, the Company could lose certain of its abilities to efficiently engage in normal business activities which could have a material adverse effect on the Company's business, financial condition or results of operations. Although some business disruption in the Company's business may possibly occur as a result of Year 2000 failures by third parties, the Company does not believe that such disruption would have a materially adverse effect on its operations. Contingency plans were developed in the first quarter of 1999 in response to the Company's evaluation of Year 2000 business exposures. The Company believes that, with the implementation of new business systems and contingency planning with respect to key vendors and customers, as well as the expansion of its bank credit facilities, the possibility of significant business interruptions of normal operations should be reduced.

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

         In addition to its internal systems and external supplier and customer relationships, the Company has exposure to Year 2000 compliance issues with respect to potential acquisitions. The Company includes Year 2000 compliance in its evaluation of acquisition candidates, as well as in its due diligence in progress. At June 30, 1999, the Company had no acquisition in progress. Non-compliance with Year 2000 could have an adverse impact on valuations of potential acquisitions or reduce the Company's program of making acquisitions.

FORWARD LOOKING STATEMENTS

         Statements made in the quarterly report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward looking statements may be subject to certain risks and uncertainties, including -- but not limited to -- continued acceptance of the Company's products and services in the marketplace, uncertainties surrounding new acquisitions, floating rate debt, risks of the construction industry, including weather and an inability to plan and schedule activity levels, doing business overseas and risks inherent in concentration of business in certain customers. All of these risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission. Accordingly, the actual results of the Company could differ materially from such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount as its related term loan debt with the same interest rate relationship base to LIBOR as that of the Company's floating rate debt, and for the same term as the variable rate debt. At June 30, 1999, the Company's variable rate term loan of $28,250,000 in notional amount and maturing in more than 180 days was hedged through an interest rate swap pursuant to which Arguss pays a weighted fixed interest rate of 5.78%. The Company continues to be exposed to variable-term loan interest for the bank's applicable margins ranging from 1.25% to 2.25% as determined by the ratio of the Company's total funded debt to EBITDA.

         Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt,. Interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $300,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next five years thereby diminishing the impact of market valuations on hedges.





                              ARGUSS HOLDINGS, INC.


                                     PART II

                                Other Information


Items 1,2, 3, 4, 5 and 6: Not Applicable.

     (a) 27  Financial Data Schedule

     (b) Reports on Form 8-K

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Arguss Holdings, Inc.



         August 2, 1999               By:  /s/ Rainer H. Bosselmann
                                           -------------------------------------
                                           Rainer H. Bosselmann
                                           Chief Executive Officer



         August 2, 1999               By:  /s/ Arthur F. Trudel
                                           -------------------------------------
                                           Arthur F. Trudel
                                           Principal Financial Officer and
                                           Principal Accounting Officer