Form 10-Q
period 1999-09-30
ARGUSS HOLDINGS INC
filed 1999-11-09
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


               For the quarterly period ended:  September 30, 1999
                                                ------------------

                        Commission File Number: 0-19589
                                                -------



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



As of November 9, 1999, there were 12,668,513 shares of Common Stock, $ .01 par value per share, outstanding.

                              ARGUSS HOLDINGS, INC.


                                      INDEX




Part I - Financial Information:                                             Page
                                                                            ----

     Item 1 - Financial Statements


          Consolidated Balance Sheets (Unaudited)-
          September 30, 1999 and December 31, 1998                            3

          Consolidated Statements of Operations (Unaudited)-
          Three Months and Nine Months Ended September 30, 1999
           and September 30, 1998                                             4

          Consolidated Statements of Cash Flows (Unaudited)-
          Nine Months Ended September 30, 1999 and September
           30, 1998                                                           5

          Notes to Consolidated Financial Statements
          (Unaudited)                                                         7


     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            13

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk     18

Part II - Other Information                                                  19

     Items 1 through 6

     Signatures

     Exhibits

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   Sept. 30, 1999  Dec. 31, 1998
                                                   --------------  -------------
Assets

Current assets:
Cash                                                $  3,678,000    $  1,819,000
Restricted cash from customer advances                 2,906,000         978,000
Accounts receivable trade, net of allowance
  for doubtful accounts of $311,000 and
  $265,000 in 1999 and 1998, respectively             37,496,000      35,263,000
Costs and earnings in excess of billings              16,201,000       2,339,000
Inventories                                            4,149,000       5,657,000
Other current assets                                   1,825,000       1,399,000
Deferred tax assets                                    1,844,000       1,844,000
                                                    ------------    ------------
  Total current assets                                68,099,000      50,047,000

Property, plant and equipment, net                    36,945,000      31,147,000
Goodwill, net                                         95,486,000      71,728,000
                                                    ------------    ------------
                                                    $200,530,000    $152,922,000
                                                    ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt                   $  7,315,000    $ 11,429,000
Short-term borrowings                                 27,070,000       8,038,000
Accounts payable                                      17,032,000      13,798,000
Billings in excess of costs and earnings                    --           748,000
Customer advances                                      2,391,000       1,380,000
Accrued expenses and other liabilities                13,429,000       7,098,000
Due to former shareholders of acquired companies      11,745,000      18,696,000
                                                    ------------    ------------
  Total current liabilities                           78,982,000      61,187,000
                                                    ------------    ------------

Long-term debt, excluding current portion             21,202,000      23,187,000
Deferred income taxes                                  3,510,000       3,675,000
                                                    ------------    ------------
  Total liabilities                                  103,694,000      88,049,000
                                                    ------------    ------------

Stockholders' equity:
Common stock $.01 par value                              119,000         109,000
Additional paid-in capital                            77,346,000      61,327,000
Common stock issuable to former USI shareholders      10,909,000            --
Retained earnings                                      8,462,000       3,437,000
                                                    ------------    ------------
  Total stockholders' equity                          96,836,000      64,873,000
                                                    ------------    ------------
                                                    $200,530,000    $152,922,000
                                                    ============    ============


The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                Nine Months Ended
                                              Sept. 30, 1999  Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                              --------------  --------------   --------------   --------------

Net sales                                      $ 53,351,000    $ 45,908,000    $ 142,965,000    $ 104,741,000
Cost of sales, excluding depreciation            39,642,000      34,543,000      107,456,000       78,578,000
                                               ------------    ------------    -------------    -------------
    Gross profit, excluding depreciation         13,709,000      11,365,000       35,509,000       26,163,000

Selling, general and administrative expenses      3,904,000       3,889,000       11,990,000       11,247,000
Depreciation                                      2,195,000       1,668,000        6,218,000        4,463,000
Goodwill amortization                             1,208,000         687,000        3,212,000        1,992,000
Engineering and development                         322,000         362,000        1,006,000          905,000
                                               ------------    ------------    -------------    -------------
    Operating income                              6,080,000       4,759,000       13,083,000        7,556,000
                                               ------------    ------------    -------------    -------------

Other income (expense):
    Interest income and other                       186,000         136,000          380,000          312,000
    Interest expense                             (1,113,000)       (827,000)      (3,168,000)      (2,275,000)
                                               ------------    ------------    -------------    -------------

Income before taxes and reversal of
  accrued loss on disposition of
  discontinued operation                          5,153,000       4,068,000       10,295,000        5,593,000

Income tax expense                               (2,483,000)     (1,902,000)      (5,267,000)      (3,034,000)
                                               ------------    ------------    -------------    -------------

Income before reversal of
  accrued loss on disposition of
  discontinued operation                          2,670,000       2,166,000        5,028,000        2,559,000
                                               ------------    ------------    -------------    -------------

Reversal of accrued loss on disposition
  of discontinued operation,
  net of  tax expense                               182,000            --               --               --
                                               ------------    ------------    -------------    -------------

Net income                                     $  2,852,000    $  2,166,000    $   5,028,000    $   2,559,000
                                               ============    ============    =============    =============


Earnings per common share:
               - basic                                $ .24           $ .20            $ .43            $ .24
                                                      =====           =====            =====            =====
               - diluted                              $ .22           $ .18            $ .39            $ .23
                                                      =====           =====            =====            =====

Weighted average shares outstanding:
               - basic                           11,889,000      10,697,000       11,798,000       10,493,000
                                               ============    ============    =============    =============
               - diluted                         13,169,000      12,068,000       12,935,000       11,359,000
                                               ============    ============    =============    =============

The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                     Sept. 30, 1999  Sept. 30, 1998
                                                     --------------  --------------
Cash flows from operating activities:
    Net income                                        $  5,028,000    $  2,559,000

Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation                                         6,218,000       4,470,000
    Goodwill amortization                                3,212,000       1,992,000
    Non cash stock compensation                               --         1,847,000

Changes in assets and liabilities:
    Accounts receivable                                   (994,000)    (18,387,000)
    Costs and earnings in excess of billings           (13,630,000)     (7,934,000)
    Inventories                                          1,508,000        (122,000)
    Other current assets                                  (367,000)        996,000
    Accounts payable                                     2,886,000       7,763,000
    Billings in excess of costs and earnings              (748,000)           --
    Accrued expenses and other liabilities               6,166,000       5,318,000
                                                      ------------    ------------
      Net cash flows provided by (used in)
        operating activities                             9,279,000      (1,498,000)
                                                      ------------    ------------

Cash flows from investing activities:
    Additions to property, plant and equipment         (11,224,000)    (10,619,000)
    Additional payment to former Schenck
      shareholders                                      (7,604,000)           --
    Purchase of telecom construction companies, net     (2,517,000)    (17,441,000)
                                                      ------------    ------------
      Net cash used in investing activities            (21,345,000)    (28,060,000)
                                                      ------------    ------------

Cash flows from financing activities:
    Proceeds from lines of credit                       19,709,000      33,015,000
    Net repayments of lines of credit                   (6,887,000)     (4,000,000)
    Issuance of common stock                             1,103,000         921,000
                                                      ------------    ------------
      Net cash provided by financing activities         13,925,000      29,936,000
                                                      ------------    ------------

      Net increase in cash                               1,859,000         378,000
                                                      ------------    ------------

      Cash at beginning of period                        1,819,000       1,215,000
                                                      ------------    ------------


      Cash at end of period                           $  3,678,000    $  1,593,000
                                                      ============    ============

                              ARGUSS HOLDINGS, INC.
                                  CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (CONTINUED)


                                                         Nine Months Ended
                                                 Sept. 30, 1999   Sept. 30, 1998
                                                 --------------   --------------

Supplemental disclosures of cash paid for:
Interest                                           $ 2,774,000     $  2,275,000
Corporate income taxes                               1,687,000          923,000

Supplemental disclosure of
  investing and financing activities:

Fair value of assets acquired:

Accounts receivable                                $ 1,154,000     $  9,513,000
Other current assets                                    52,000          491,000
Property and equipment                                 792,000        7,546,000
                                                   -----------     ------------
    Total non cash assets                            1,998,000       17,550,000

Liabilities                                           (350,000)      (6,437,000)
Long-term debt                                        (111,000)      (2,455,000)
                                                   -----------     ------------

Net non cash assets acquired                         1,537,000        8,658,000

Cash acquired                                             --          1,725,000
                                                   -----------     ------------

Fair value of net assets acquired                    1,537,000       10,383,000

Excess of costs over fair value
  of net assets acquired                             3,017,000       31,332,000
                                                   -----------     ------------

Purchase price                                     $ 4,554,000     $ 41,715,000
                                                   ===========     ============

Common stock issued                                $ 2,037,000     $ 24,274,000
Cash paid                                            2,517,000       19,166,000
Cash acquired                                             --         (1,725,000)
                                                   -----------     ------------

Purchase price                                     $ 4,554,000     $ 41,715,000
                                                   ===========     ============


NOTE: During the nine months ended September 30, 1999, former Schenck shareholders received an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. In November 1999, former Underground Specialties shareholders will receive an additional $11.7 million in cash and 758,000 shares of the Company's stock in full satisfaction of their additional payments.


The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


     A)   ORGANIZATION

     Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name Conceptronic, Inc. On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." ("Conceptronic"). The Company's other wholly owned operating subsidiary is Arguss Communications Group, Inc., formerly White Mountain Cable Construction Corp.

     The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group and Conceptronic. Arguss Communications Group is engaged in the construction, reconstruction, maintenance, repair and expansion of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Arguss Communications Group operates through its divisions - White Mountain, Can-Am, TCS, Schenck, and Underground Specialties. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry.

     During the quarter ended September 30, 1999, plans to sell Conceptronic were terminated. The Company's decision not to sell the division was based, in part, on improved order flow, completion of a new oven design, and the hiring of a new President. Consequently, Conceptronic was reinstated as a continuing operation. Because the Company believes there has been no impairment on the carrying value of the net assets of Conceptronic, the estimated loss on the disposal of discontinued operations was reversed. The reversal of the accrued loss on the disposal of discontinued operations during the three months ended September 30, 1999 was $182,000, or $.01 per share. Segment information for Conceptronic is presented in Note G.

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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

     The Company's telecom construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by Arguss Communications Group, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

     Certain amounts in the 1998 financial statements have been reclassified for comparability with the 1999 presentation.


     C)   GOODWILL

     The Company's policy is to amortize goodwill over its estimated useful life of twenty years. (See discussion on page 13 and 15 of Management's Discussion and Analysis of Financial Condition and Results of Operations.)

     D)   EARNINGS PER SHARE

     Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants and contingently issuable shares. Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and all dilutive securities.


                                                 For the Three Months Ended
                                     Sept. 30, 1999                       Sept. 30, 1998
                                     --------------                       --------------

                            Income                     Net       Income                      Net
                           per Share     Shares       Income    per Share     Shares        Income
                           ---------     ------       ------    ---------     ------        ------

Basic                       $   .24    11,889,000   $2,852,000   $   .20    10,697,000   $2,166,000
Effect of stock options
  and warrants                 (.01)      522,000         --        (.01)      625,000         --

Effect of estimated
  additional shares to be
  issued for USI/Schenck
  purchase                     (.01)      758,000         --        (.01)      746,000         --
                            -------    ----------   ----------   -------    ----------   ----------
Diluted                     $   .22    13,169,000   $2,852,000   $   .18    12,068,000   $2,166,000
                            =======    ==========   ==========   =======    ==========   ==========

                                                 For the Nine Months Ended
                                    Sept. 30, 1999                        Sept. 30, 1998
                                    --------------                        --------------

                            Income                     Net       Income                      Net
                           per Share     Shares       Income    per Share     Shares        Income
                           ---------     ------       ------    ---------     ------        ------

Basic                       $   .43    11,798,000   $5,028,000   $   .24    10,493,000   $2,559,000
Effect of stock options
  and warrants                 (.02)      498,000         --        (.01)      620,000         --

Effect of estimated
  additional shares to
  be issued for USI/
  Schenck purchase             (.02)      649,000         --        --         246,000         --
                            -------    ----------   ----------   -------    ----------   ----------

Diluted                     $   .39    12,935,000   $5,028,000   $   .23    11,359,000   $2,559,000
                            =======    ==========   ==========   =======    ==========   ==========


     E)   CONTRACT ACCOUNTING

     The retainage included in accounts receivable, representing amounts withheld by contract with respect to Arguss Communications Group accounts receivable, was $3,702,000 and $3,384,000 at September 30, 1999 and December 31, 1998, respectively. The Company expects to collect substantially all the retainage within one year.

                                                  September 30,     December 31,
                                                       1999             1998
                                                  -------------     ------------

Costs incurred on uncompleted contracts            $80,041,000     $ 41,703,000
Estimated earnings                                  15,487,000        8,242,000
                                                   -----------     ------------
                                                    95,528,000       49,945,000
Less: Billings to date                              79,327,000       47,606,000
                                                   -----------     ------------
                                                   $16,201,000     $  2,339,000
                                                   ===========     ============

Included in accompanying balance sheets
  under the following captions:
    Costs and earnings in excess of billings       $16,201,000     $  3,087,000
    Billings in excess of costs and earnings              --           (748,000)
                                                   -----------     ------------
                                                   $16,201,000     $  2,339,000
                                                   ===========     ============

     F)   ACQUISITIONS

     During the nine months ended September 30, 1999, the Company paid former Schenck shareholders an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. In 1998, the Company acquired Underground Specialties. The Underground Specialties purchase agreement contains provisions for additional payments by the Company to former Underground Specialties shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the year ended July 31, 1999 are met. Underground Specialties has exceeded the EBITDA thresholds. The additional payment will aggregate approximately $11.7 million in cash and 758,000 shares of the Company's common stock. Additional payments earned under the terms of the agreements are recorded as an increase in goodwill.


     G)   SEGMENT INFORMATION

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

     The Company's three reportable segments are telecom construction, manufacturing and other. The telecom construction segment is engaged in the construction, reconstruction of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing for both fiber optic and coaxial cable to major telecommunications customers. Because the construction of a telecom system is a fully integrated undertaking, the Company does not capture individually each component of the construction functions performed for revenue reporting purposes. The manufacturing segment manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry. The "Other" column includes the Company's corporate and unallocated expenses.

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

                                                            Nine Months Ended
                                                            September 30, 1999
                                                            ------------------
                                          Telecom
                                       Construction     Manufacturing        Other             Total
                                       ------------     -------------        -----             -----

External sales                        $ 130,802,000     $ 12,163,000             --       $ 142,965,000
Cost of sales, excluding
  depreciation                           99,302,000        8,154,000             --         107,456,000
                                      -------------     ------------     ------------     -------------
Gross profit, excluding
  depreciation                           31,500,000        4,009,000             --          35,509,000
Operating expenses,
  excluding depreciation                  8,850,000        3,140,000             --          11,990,000
Goodwill amortization                     3,212,000             --               --           3,212,000
Depreciation                              6,059,000          159,000             --           6,218,000
Engineering and development                    --          1,006,000             --           1,006,000

Interest and other income                   380,000             --               --             380,000
Interest expense                         (2,997,000)        (163,000)          (8,000)       (3,168,000)
                                      -------------     ------------     ------------     -------------
Pretax income (loss)                  $  10,762,000     ($   459,000)    ($     8,000)    $  10,295,000
                                      =============     ------------     ------------     =============

Capital expenditures                  $  11,095,000     $    129,000             --       $  11,224,000
                                      =============     ============     ============     =============
Property, plant and equipment, net    $  35,643,000     $  1,279,000     $     23,000     $  36,945,000
                                      =============     ============     ============     =============

Total assets                          $ 185,699,000     $  9,113,000     $  5,718,000     $ 200,530,000
                                      =============     ============     ============     =============

Total liabilities                     $  98,225,000     $  6,046,000     $ 10,872,000     $ 115,143,000
                                      =============     ============     ============     =============

                                                            Nine Months Ended
                                                            September 30, 1998
                                                            ------------------
                                          Telecom
                                       Construction     Manufacturing        Other             Total
                                       ------------     -------------        -----             -----

External sales                        $  91,508,000     $ 13,233,000             --       $ 104,741,000
Cost of sales, excluding
   depreciation                          69,737,000        8,841,000             --          78,578,000
                                      -------------     ------------     ------------     -------------
Gross profit, excluding
   depreciation                          21,771,000        4,392,000             --          26,163,000
Operating expenses,
   excluding depreciation                 5,858,000        3,542,000             --           9,400,000
Goodwill amortization                     1,992,000             --               --           1,992,000
Non cash stock compensation               1,806,000             --             41,000         1,847,000
Depreciation                              4,299,000          164,000             --           4,463,000
Engineering and development                    --            905,000             --             905,000

Interest and other income                   272,000            9,000           31,000           312,000
Interest expense                         (2,127,000)        (147,000)          (1,000)       (2,275,000)
                                      -------------     ------------     ------------     -------------
Pretax income (loss)                  $   5,961,000     ($   357,000)    ($    11,000)    $   5,593,000
                                      =============     ============     ============     =============

Capital expenditures                  $  10,943,000     $    106,000             --       $  11,049,000
                                      =============     ============     ============     =============
Property, plant and equipment, net    $  25,885,000     $  1,318,000     $     31,000     $  27,234,000
                                      =============     ============     ============     =============

Total assets                          $ 127,853,000     $  9,155,000     $    842,000     $ 137,850,000
                                      =============     ============     ============     =============

Total liabilities                     $  66,565,000     $  4,149,000     $  3,939,000     $  74,653,000
                                      =============     ============     ============     =============


                                                            Three Months Ended
                                                            September 30, 1999
                                                            ------------------
                                          Telecom
                                       Construction     Manufacturing        Other             Total
                                       ------------     -------------        -----             -----

External sales                        $  49,139,000     $  4,212,000             --       $  53,351,000
Cost of sales, excluding
   depreciation                          36,784,000        2,858,000             --          39,642,000
                                      -------------     ------------     ------------     -------------
Gross profit, excluding
   depreciation                          12,355,000        1,354,000            1,000        13,709,000
Operating expenses,
   excluding depreciation                 2,833,000        1,070,000             --           3,904,000
Goodwill amortization                     1,208,000             --               --           1,208,000
Depreciation                              2,142,000           53,000             --           2,195,000
Engineering and development                    --            322,000             --             322,000

Interest and other income                   186,000             --               --             186,000
Interest expense                         (1,050,000)         (63,000)            --          (1,113,000)
                                      -------------     ------------     ------------     -------------
Pretax income (loss)                  $   5,308,000     ($   154,000)    ($     1,000)    $   5,153,000
                                      =============     ------------     ============     =============

Capital expenditures                  $   2,804,000     $     18,000             --       $   2,822,000
                                      =============     ============     ============     =============
Property, plant and equipment, net    $  35,643,000     $  1,279,000     $     23,000     $  36,945,000
                                      =============     ============     ============     =============

Total assets                          $ 185,699,000     $  9,113,000     $  5,718,000     $ 200,530,000
                                      =============     ============     ============     =============

Total liabilities                     $  98,225,000     $  6,046,000     $ 10,872,000     $ 115,143,000
                                      =============     ============     ============     =============

                                                            Three Months Ended
                                                            September 30, 1998
                                                            ------------------
                                          Telecom
                                       Construction     Manufacturing        Other             Total
                                       ------------     -------------        -----             -----

External sales                        $  42,452,000     $  3,456,000             --       $  45,908,000
Cost of sales, excluding
   depreciation                          32,219,000        2,324,000             --          34,543,000
                                      -------------     ------------     ------------     -------------
Gross profit, excluding
   depreciation                          10,233,000        1,132,000             --          11,365,000
Operating expenses,
   excluding depreciation                 2,090,000        1,055,000             --           3,145,000
Goodwill amortization                       687,000             --               --             687,000
Non cash stock compensation                 742,000             --              2,000           744,000
Depreciation                              1,613,000           55,000             --           1,668,000
Engineering and development                    --            362,000             --             362,000

Interest and other income                   114,000            8,000           14,000           136,000
Interest expense                           (772,000)         (54,000)          (1,000)         (827,000)
                                      -------------     ------------     ------------     -------------
Pretax income (loss)                  $   4,443,000     $   (386,000)    $     11,000     $   4,068,000
                                      =============     ============     ============     =============

Capital expenditures                  $   3,523,000     $     64,000             --       $   3,587,000
                                      =============     ============     ============     =============
Property, plant and equipment, net    $  25,885,000     $  1,318,000     $     31,000     $  27,234,000
                                      =============     ============     ============     =============

Total assets                          $ 127,853,000     $  9,155,000     $    842,000     $ 137,850,000
                                      =============     ============     ============     =============

Total liabilities                     $  66,565,000     $  4,149,000     $  3,939,000     $  74,653,000
                                      =============     ============     ============     =============


     H)   BANK FINANCING

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

     To hedge the variable term loan interest rate risk for $30 million in notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the nine months ended September 30, 1999, the Company's payment under the interest rate swap aggregated approximately $70,000. The Company had no receipts pursuant to the interest rate swap.

     I)   RELATED-PARTY TRANSACTIONS

     During the nine months ended September 30, 1999, the Company acquired offices and equipment maintenance facilities from the former owners of Can-Am and Schenck, who are significant shareholders in Arguss, as well as employees of Arguss Communications Group. The aggregate purchase price was $2,608,000, and was negotiated based on independent, third party appraisals.

                              ARGUSS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Prior to May 1997, Arguss Holdings, Inc. (the "Company") operated as a single entity under the name Conceptronic, Inc. On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company and its operating assets were held by wholly owned operating subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to "Arguss Holdings, Inc." The subsidiary then adopted the name "Conceptronic, Inc." ("Conceptronic"). The Company's other wholly owned operating subsidiary is Arguss Communications Group, formerly White Mountain Cable Construction Corp. Arguss Communications Group operates through its divisions - White Mountain, Can-Am, TCS, Schenck, and Underground Specialties.

     The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group and Conceptronic. Arguss Communications Group is engaged in the construction, reconstruction, maintenance, repair and expansion of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the Surface Mount Technology circuit assembly industry.

     During the quarter ended September 30, 1999, plans to sell Conceptronic were terminated. The Company's decision not to sell the division was based, in part, on improved order flow, completion of a new oven design, and the hiring of a new President. Consequently, Conceptronic was reinstated as a continuing operation. Because the Company believes there has been no impairment on the carrying value of the net assets of Conceptronic, the estimated loss on the disposal of discontinued operations was reversed. The reversal of the accrued loss on the disposal of discontinued operations during the three months ended September 30, 1999 was $182,000, or $.01 per share. Segment information for Conceptronic is presented in Note G.

     The Company uses an amortization period of twenty years with respect to the amortization of its goodwill. Management believes that the Company's goodwill amortization policy results in a better measure of financial performance than the amortization period of forty years used by its competitors. Had the Company adopted a forty year useful life for amortization of goodwill, its net income for the three months and nine months ended September 30, 1999 would have increased by $604,000 and $1,606,000, respectively. Diluted earnings per share would have increased by $.05 per share and $.12 per share for the three months and nine months ended September 30, 1999. Consequently, net income for the three months and nine months ended September 30, 1999 would have been $3,456,000 and $6,634,000, respectively and diluted earnings per share would have been $.26 per share and $.51 per share for the three months and nine months ended September 30, 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     The Company had consolidated earnings before interest, taxes, depreciation and amortization adjusted for non cash stock compensation (EBITDA) of $9,851,000 for the three months ended September 30, 1999, compared to $7,992,000 for the same period one year ago. For the three months ended September 30, 1999, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 18.5%, compared to 17.4% for the comparable period in 1998. Arguss Communications Group had EBITDA of $9,600,000 for the three months ended September 30, 1999, compared to $8,257,000 for the same period in 1999. Arguss Communications Group achieved an EBITDA margin of 19.5% for the three months ended September 30, 1999 and 1998. Arguss Communications Group's strong EBITDA margin performance was combined with continued strong revenue growth and improved gross margin results as discussed below.

     The Company had consolidated net income of $2,852,000 for the three months ended September 30, 1999, compared to net income of $2,166,000 for the three months ended September 30, 1998. The Company's results were favorably impacted by the maturation of projects started during 1998 in Orlando, FL, Portland, OR and Denver CO and the positive operating results of White Mountain.

     Consolidated net sales for the three months ended September 30, 1999 were approximately $53,351,000, compared to approximately $45,908,000 for the three months ended September 30, 1998, an increase of 16% due, in part, to the acquisition of Underground Specialties. Operations owned for at least one year had a net sales increase of $4,794,000 or 10% for the three months ended September 30, 1999.

     Consolidated gross profit margin, excluding depreciation, was 26% of sales for the three months ended September 30, 1999, compared to 25% for the three months ended September 30, 1998. The improvement in margins is due primarily to Can-Am, whose Portland, OR project and other regional TCI projects achieved greater sales volume and margins for the three months ended September 30, 1999. The improvements in margins was offset, in part, by reduced levels of construction activity in Alaska, customer delays in the roll-out of projects in San Jose and the impact of lower margins on a certain long-haul project in Oregon.

     Consolidated selling, general and administrative expenses for the three months ended September 30, 1999 were $3,904,000 or 7.3% of net sales, compared to $3,889,000 or 8.5% of net sales for the three months ended September 30, 1998. Arguss Communications Group experienced reduced selling, general and administrative expenses as a percentage of net sales because for the three months ended September 30, 1998 the Company had $742,000 of non cash stock compensation, compared to none in the comparable period ended September 30, 1999.

     Depreciation expense increased to $2,195,000 for the three months ended September 30, 1999, compared to $1,668,000 for the three months ended September 30, 1998 due primarily to Arguss Communications Group which made significant equipment acquisitions during calendar year 1998, and during the nine months ended September 30, 1999. The equipment is depreciated over sixty months.

     Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $1,208,000 from $687,000 from the comparable period one year ago due to Schenck, whose former shareholders realized an additional payment of $18,696,000 in cash and stock in full satisfaction of their additional payment. The additional payment earned under the terms of Schenck purchase agreement was recorded as an increase in goodwill. The increased goodwill is amortized over the remaining nineteen-year amortization period, which increased goodwill amortization during the three months ended September 30, 1999 by $246,000. The Company also recorded $22,650,000 in additional goodwill during the three months ended September 30, 1999 related to the additional payment due former Underground Specialties shareholders. This increased goodwill is amortized over the remaining nineteen-year amortization period.

     Interest expense for the three months ended September 30, 1999 was $1,113,000, compared to $827,000 for the comparable period in 1998. The Arguss Communications Group interest expense increased for the three months ended September 30, 1999, due to the purchase of Underground Specialties which was partially financed through bank lines of credit, due to the additional payment of $7.6 million to former Schenck shareholders and due to increased use of financing lines for the capital assets purchases in support of Arguss Communications Group's revenue growth. (See discussion of expanded bank credit facilities in LIQUIDITY AND CAPITAL RESOURCES.)

     Income tax expense was $2,483,000 for the three months ended September 30, 1999, compared to $1,902,000 in income tax expense for the three months ended September 30, 1998. The effective income tax rate was 48% and 47% for the three months ended September 30, 1999 and 1998, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income or loss. During the three months ended September 30, 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income, compared to a 40% estimated tax rate in the comparable period of one year ago.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     The Company had EBITDA of $22,893,000 for the nine months ended September 30, 1999, compared to $16,170,000 for the same period in 1998. For the nine months ended September 30, 1999 and 1998, EBITDA margin was 16.0% and 15.4%, respectively. Arguss Communications Group increased its EBITDA to $23,103,000 for the nine months ended September 30, 1999 from $16,185,000 in the same period one year ago. Arguss Communications Group's EBITDA margin was 17.7% for the nine months ended September 30, 1999 and 1998, respectively. Arguss Communications Group's strong EBITDA margin performance was combined with continued strong revenue growth and consistent gross margin results as discussed below.

     The Company had consolidated net income of approximately $5,028,000 for the nine months ended September 30, 1999, compared to net income of $2,559,000 for the nine months ended September 30, 1998. The Company's results were favorably impacted by the maturation of projects started during 1998 in Orlando, FL, Portland, OR and Denver, CO and positive operating results achieved by Underground Specialties, owned for the entire period in 1999, which offset the decline in Alaska construction activity.

     Consolidated net sales for the nine months ended September 30, 1999 were approximately $142,965,000, compared to approximately $104,741,000 for the comparable period in 1998, an increase of 36% due primarily to the acquisition of Underground Specialties, which accounted for $29,511,000 or 21% of the net sales for the nine months ended September 30, 1998. Operations owned for at least one year had a net sales increase of $15,844,000 or 15% for the nine months ended September 30, 1999.

     Consolidated gross profit margin, excluding depreciation, was 25% of sales for the nine months ended September 30, 1999 and 1998. Improved margins at Arguss Communications Group from its long-haul operations and aforementioned maturing projects were offset by lower levels of construction activity in Alaska.

     Consolidated selling, general and administrative expenses for the nine months ended September 30, 1999 were $11,990,000 or 8.4% of net sales, compared to $11,247,000 or 10.7% of net sales for the comparable period in 1998. The Company experienced reduced selling, general and administrative expenses as a percentage of net sales because in the nine months ended September 30, 1998, Arguss Communications Group had $1,847,000 in non cash stock compensation, compared to none for the nine months ended September 30, 1999. Arguss Communications Group has maintained control of administrative costs as a percentage of consolidated net sales as sales volumes have increased.

     Depreciation expense increased to $6,218,000 for the nine months ended September 30, 1999, compared to $4,463,000 for the nine months ended September 30, 1998 due primarily to Arguss Communications Group, which made significant equipment acquisitions during the calendar year 1998 and during the nine months ended September 30, 1999. The capital assets are depreciated over sixty months.

     Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $3,212,000 from $1,992,000 in the comparable period one year ago due to the acquisition of Underground Specialties, the additional payment to Schenck, and the additional payment due to former Underground Specialties shareholders.

     Interest expense for the nine months ended September 30, 1999 was $3,168,000, compared to $2,275,000 for the comparable period in 1998. Interest expense increased due to the acquisition of Underground Specialties, whose purchase was partially financed through bank financing, due to the additional payment of $7.6 million to former Schenck shareholders, and due to equipment financing lines for the above expanded capital assets acquisition program. (See discussion of expanded bank credit facilities in LIQUIDITY AND CAPITAL RESOURCES.)

     Income tax expense increased to $5,267,000 for the nine months ended September 30, 1999 from $3,034,000 in the comparable period one-year ago. The effective income tax rate was 51% and 54% for the nine months ended September 30, 1999 and 1998, respectively. Goodwill amortization, which is non-deductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income or loss. During the nine months ended September 30, 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income, compared to a 40% effective tax rate in the comparable period one year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Effective August 1, 1998, the Company acquired Underground Specialties. The Underground Specialties purchase agreement contains provisions for additional payments by the Company to former Underground Specialties shareholders to be satisfied by the Company's common stock and cash, if certain adjusted EBITDA thresholds for the year ended July 31, 1999 are met. Underground Specialties has exceeded its EBITDA thresholds at July 31, 1999. Former Underground Specialties shareholders will receive an additional $11.7 million in cash and 758,000 shares of the Company's stock in full satisfaction of their additional payment. The Company accrued $11,745,000 as a liability at September 30, 1999 for the cash portion payable. The Company has recorded $10,909,000 of common stock issuable at September 30, 1999 to reflect the 758,000 shares which will be issued. The cash portion will be paid in November of 1999 and funded by the revolving line of credit. Additional payments earned under the terms of the agreements are recorded as an increase in goodwill.

     During the nine months ended September 30, 1999, former Schenck shareholders received an additional $7.6 million in cash and 777,000 shares of the Company's common stock in full satisfaction of their additional payments. The Company funded the payment using its lines of credit.

     Consolidated net cash provided by operating activities for the nine months ended September 30, 1999 was $9,279,000, compared to a use of cash of $1,498,000 for the nine months ended September 30, 1998. The increase in cash provided by operating activities is due primarily to the increase in net income, as well as a reduction in the rate of the growth in contract receivables when compared to the same period one year ago. (Contract receivables include accounts receivable and costs and earnings in excess of billings). Net cash used for investing activities for the nine months ended September 30, 1999 was $21,345,000, compared to $28,060,000 in the comparable period of 1998. The decrease in investing activities is primarily due to the acquisition of Longnecker for $1,835,000 in cash in 1999, compared with the acquisitions of Can-Am, Schenck and Underground Specialties for $17,441,000 in cash during the nine months ended September 30, 1998. The Company expended $7,604,000 in 1999 for the additional payment due to former Schenck shareholders. Net cash flows provided by financing activities was $13,925,000 for the nine months ended September 30, 1999, compared to net cash flows provided by financing activities of $29,936,000 for the same period in 1998. The decrease in net cash flows from financing activities reflects the impact of the acquisition of Can-Am, Schenck and Underground Specialties in 1998 whose cash amount exceeded the aggregate cash expended to purchase Longnecker, and to make the additional payment to former Schenck shareholders in 1999.

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

     The Company had $70 million in revolving lines of credit with commercial banks of which $27,000,000 was drawn down as of September 30, 1999 to fund the additional payment to former Schenck shareholders, the purchase of Longnecker, capital equipment purchases and working capital. In the ordinary course of business, the Company is exposed to variable interest rate risk. To hedge the variable term loan interest rate risk for $30 million in notional amount, five-year term, financing facility, the Company has entered into an interest rate swap pursuant to which it pays a fixed interest rate and receives a variable interest rate on the same notional amount. During the nine months ended September 30, 1999, the Company's payment under interest rate swap aggregated approximately $70,000. The Company had no receipts pursuant to the interest rate swap. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable-term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan which was hedged.

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

     The Company's telecom construction operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by Arguss Communications Group, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and are slow to return to expected production levels in the first quarter of the subsequent fiscal period.

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

     During 1998, Arguss Communications Group commenced the upgrading of its business information systems through common integrated computer and software systems throughout Arguss Communications Group. As a by-product of the implementation of the new integrated business reporting system, Arguss Communications Group remediated Year 2000 compliance issues at certain of its divisions. All Arguss Communications Group divisions are operating on the new integrated business system as of September 30, 1999.

     In conjunction with its review of its Year 2000 compliance issues, the Company has conducted an inventory of its information technology ("IT") and manufacturing and telecom construction systems ("non-IT"), as well as its telecommunications systems. Arguss Communications Group has addressed its Year 2000 compliance issue for IT, non-IT and telecommunications systems. The total cost with respect to systems and other modifications to Company IT, non-IT and telecommunications systems did not exceed $300,000, more than one-half of which was expended in 1998. The Company expended less than $100,000 on Year 2000 remediation during the nine months ended September 30, 1999.

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

     In addition to its internal systems and external supplier and customer relationships, the Company has exposure to Year 2000 compliance issues with respect to potential acquisitions. The Company includes Year 2000 compliance in its evaluation of acquisition candidates, as well as in its due diligence in progress. At September 30, 1999, the Company had one acquisition in progress. Upon preliminary review, the Company does not expect significant Year 2000 compliance problems with respect to this acquisition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount as its related term loan debt with the same interest rate relationship base to LIBOR as that of the Company's floating rate debt, and for the same term as the variable rate debt. At September 30, 1999, the Company's variable rate term loan of $26,500,000 in notional amount and maturing in more than 180 days was hedged through an interest rate swap pursuant to which Arguss pays a weighted fixed interest rate of 5.78%. The Company continues to be exposed to variable-term loan interest for the bank's applicable margins ranging from 1.25% to 2.25% as determined by the ratio of the Company's total funded debt to EBITDA.

     Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $270,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next five years thereby diminishing the impact of market valuations on hedges.

                              ARGUSS HOLDINGS, INC.

                                     PART II

                                Other Information



Items 1, 2, 3, 4, 5 and 6: Not Applicable.

     (a)  27   Financial Data Schedule

     (b)  Reports on Form 8-K

     None.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Arguss Holdings, Inc.


November 9, 1999                      By:  /s/ Rainer H. Bosselmann
                                           -----------------------------------
                                           Rainer H. Bosselmann
                                           Chief Executive Officer



November 9, 1999                      By:  /s/ Arthur F. Trudel
                                           -----------------------------------
                                           Arthur F. Trudel
                                           Principal Financial Officer and
                                           Principal Accounting Officer