Form 10-K
period 1999-12-31
ARGUSS HOLDINGS INC
filed 2000-03-16
CIK 879986

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       -----------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                         COMMISSION FILE NUMBER 0-19589

                       ----------------------------------


                              ARGUSS HOLDINGS, INC.
                              ---------------------
          (Exact name of Registrant issuer as specified in its Charter)


                  DELAWARE                          02-0413153
                  --------                          ----------
         (State or other jurisdiction of            (IRS Employer
         Incorporation of Organization)             Identification No.)


                ONE CHURCH STREET, SUITE 302, ROCKVILLE, MARYLAND
                -------------------------------------------------
                    (Address of Principal executive offices)

                                      20850
                                      -----
                                   (Zip Code)

                                 (301) 315-0027
                                 --------------
                 (Issuer's telephone number including area code)

                 -----------------------------------------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT: NONE

                                 TITLE OF CLASS
                          COMMON STOCK, $.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes X    No
                                      ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of February 25, 2000, 13,037,073 shares of common stock, $ .01 par value per share were outstanding. The aggregate market value of the shares of common stock, held by non-affiliates, based upon the closing price for such stock on February 25, 2000 was approximately $180,889,388.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement for its Annual Meeting of Stockholders to be held May 18, 2000 is incorporated by reference into Part III hereof.

                                     PART I

         Statements made in this report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements may be subject to certain risks and uncertainties, including, but not limited to, continued acceptance of Arguss Holdings, Inc.'s products and services in the marketplace, uncertainties surrounding new acquisitions, floating rate debt, risks of the construction industry, including weather and an inability to plan and schedule activity levels, doing business overseas and risks inherent in concentration of business in certain customers. All of these risks are detailed from time to time in Arguss Holdings, Inc.'s filings with the Securities and Exchange Commission. Accordingly, the actual results of Arguss Holdings, Inc. (the "Company" or "Arguss") could differ materially from such forward-looking statements.


ITEM 1.   BUSINESS

GENERAL

         The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group subsidiary ("ACG") and Conceptronic, inc. ("Conceptronic"). Through ACG, Arguss is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

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

         Prior to May 1997, the Company operated as a single entity under the name "Conceptronic, Inc." On May 9, 1997, the shareholders of the Company approved a plan providing for the internal restructuring of the Company whereby the Company became a holding company, and its operating assets were held by wholly owned subsidiaries. Accordingly, on May 9, 1997, the Company transferred substantially all of its Conceptronic, Inc. operating assets to a newly formed, wholly owned subsidiary of the Company, and the Company changed its name to Arguss Holdings, Inc. The subsidiary then adopted the name "Conceptronic, Inc."


TELECOM INFRASTRUCTURE SERVICES

         The Company has continued to expand its abilities as a full service telecom infrastructure services provider. During 1999, the Company acquired a cable engineering and design firm. The Company also has continued to successfully manage turnkey projects in Denver, CO and Portland, OR, strengthening its reputation for providing a full range of telecom infrastructure services.

         Through its strategy of evolving into a geographic and customer diverse telecom infrastructure services company, ACG is able to exploit the rapidly accelerating deployment of fiber optics throughout the United States. Telecommunications companies are expanding rapidly due to deregulation within the industry coupled with the increased demand for telecommunications services by both commercial and non-commercial users. The Company is participating in the industry's expansion through the construction of expanded capacity by deploying fiber optic cable, replacing aging copper and coaxial infrastructure and upgrading the capacity of existing infrastructure.

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

         Through its acquisitions in the telecom infrastructure services industry, the Company seeks to evolve into a geographically diverse telecom infrastructure services entity with a reputation for high quality and on-time performance. The Company has diversified its customer base and believes it is included on the bid lists of many of the major telecommunications firms. During 1999, the Company, through ACG, actively pursued acquisitions in the telecom infrastructure services industry. The Company enhanced its telecom service capacity through its three 1999 acquisitions.


HOLDING COMPANY STRUCTURE

         Arguss is a holding company with no operations other than an investment in its wholly owned operating subsidiaries. At December 31, 1999, there were no restrictions with respect to dividends or other payments from the operating subsidiaries to Arguss.


CUSTOMERS

         During 1999, the Company provided services to many of the national firms in the telecommunications industry. Certain of the Company's more significant customer relationships were with Media One, Tele-Communications, Inc. ("TCI") and Time Warner, Inc. TCI accounted for approximately 35% of consolidated net sales during the twelve months ended December 31, 1999. TCI has been a major customer for several years, and the Company believes that they will continue to be a major customer. Combined, Media One, TCI and Time Warner, Inc. accounted for approximately 51% of consolidated net sales in 1999.


BACKLOG

         At December 31, 1999, ACG had a backlog of estimated commitments of $300 million to perform services in 2000 and later years, compared to $150 million at December 31, 1998. Of ACG's backlog, over 70% is expected to be constructed within the next twelve months.


SAFETY AND RISK MANAGEMENT

         The Company is committed to ensuring that its employees perform their work in the safest possible manner. The Company regularly communicates with its employees to promote safety and to instill safe work habits. The Company's safety director, an ACG employee, reviews accidents and claims throughout the operating subsidiaries, examines trends and implements changes in procedures or communications to address any safety issues.


COMPETITION

         The Company operates in a competitive industry. See further discussion of competition under "Risk Factors."


RISK FACTORS

         The Company is involved in the telecom infrastructure services industry, which can be negatively affected by rises in interest rates, downsizings in the economy and general economic conditions. In addition, the Company's activities are hampered by weather conditions and an inability to plan and forecast activity levels.

         The three largest customers of the Company account for approximately 51% of its revenues. Although the Company considers its relationships with each of these customers to be strong, the loss of one or more of these customers could have a material adverse impact on the Company.

         ACG operates in a competitive and fragmented industry. ACG competes with service providers ranging from small regional companies which service a single market to larger firms servicing multiple regions, as well as large national and multi-national contractors. ACG believes it competes favorably with the other companies in the telecom infrastructure services industry.

         A significant portion of the Company's growth in recent years has been from the acquisition of other businesses. There can be no assurance that future acquisitions will occur or, if they occur, will be beneficial to the Company and its stockholders.

         ACG's operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

         ACG continues to actively pursue larger regional telecom infrastructure contracts with major telecommunications firms. The positive impact of major contracts requires that ACG undertake extensive up front preparations with respect to staffing, training and relocation of equipment. Consequently, ACG may incur significant period costs in one fiscal period and realize the benefit of contractual revenues in subsequent periods.

         The Company has not paid cash dividends on its common stock since its inception and intends to retain earnings, if any, to finance the development and expansion of its business. As a result, the Company does not anticipate paying dividends on its common stock in the foreseeable future. Payment of dividends, if any, will depend on the future earnings, capital requirements and financial position of the Company, plans for expansion, general economic conditions and other pertinent factors.

         The Company has approximately $35 million of unhedged variable rate debt. Any general increase in interest rate levels will increase the Company's cost of doing business. See further discussion under "Liquidity and Capital Resources."

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


RESEARCH AND DEVELOPMENT

         During the years ended December 31, 1999, 1998 and 1997, Conceptronic expended approximately $926,000, $1,096,000 and $489,000 respectively, or approximately 7.4%, 6.4% and 2.6% of its net sales for each respective year, on research and product development. In 1998 and 1999, expenditures primarily involved work on a new line of ovens that incorporate a modular design to enhance efficiency of manufacturing processes, as well as adaptability to customer configuration requirements.


EMPLOYEES

         As of December 31, 1999, the Company had 1,560 employees, all of whom were full time. Approximately 24 of the Company's employees are represented by labor organizations. The Company is not aware of any other employees seeking organization. The Company believes that its employee relations are good.


ITEM 2.  PROPERTIES

FACILITIES

         ACG's corporate headquarters is located in an office facility in Epsom, New Hampshire. ACG's divisional facilities include a 9,000-sq. ft. maintenance facility the Company acquired in 1997, and a 10,000-sq. ft. office facility on an adjacent lot constructed during 1997. During 1999, the Company acquired certain facilities that were previously leased including a 21,000 square foot combined office, warehouse and maintenance facility located in Costa Mesa, CA, and a 13,000 square foot office and maintenance facility in Woodinville, WA. (See further discussion of these transactions in Note 16 to consolidated financial statements.) ACG also leases divisional headquarters located in various regions of the United States including a 3,000 square foot office facility located in Palm Harbor, FL, a 6,000 square foot office and maintenance facility in Mukilteo, WA and a 10,000 square foot office and maintenance facility in Salem, OR.

         ACG's principal operations are conducted at local construction offices, equipment yards and storage facilities. These facilities are temporary in nature with most of ACG's services performed on customer premises or job sites. Because equally suitable temporary facilities are available in all areas where ACG does business, these facilities are not material to ACG's operations.


ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, the Company and certain of its subsidiaries have pending and unasserted claims. It is the opinion of the Company's management, based on information available at this time, that these claims will not have a material adverse impact on the Company's consolidated financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $ .01 par value per share, trades on The NASDAQ National Market of The NASDAQ Stock Market under the symbol "ARGX." For the periods reported below, the following sets forth the high and low sales price information for the common stock as reported by the National Association of Securities Dealers Automated Quotation System (NASDAQ).

                               High           Low
                               ----           ---
      1999
First Quarter                $18.25         $13.56
Second Quarter               $19.50         $14.125
Third Quarter                $18.93         $13.50
Fourth Quarter               $15.875        $11.50

                               High           Low
                               ----           ---
      1998
First Quarter                $18.50         $13.50
Second Quarter               $19.125        $15.00
Third Quarter                $18.75         $13.50
Fourth Quarter               $20.50         $12.00

                               High           Low
                               ----           ---
      1997
First Quarter                $ 8.625        $ 5.50
Second Quarter               $ 8.0625       $ 6.00
Third Quarter                $12.375        $ 7.50
Fourth Quarter               $14.75         $10.00


         The Company has not paid dividends to its stockholders since its inception, and does not plan to pay dividends on its common stock in the foreseeable future. The Company intends to retain any earnings to finance growth.

         The closing price of the Company's common stock on NASDAQ on February 25, 2000 was $13.875 per share. As of February 25, 2000, the Company had approximately 300 stockholders of record for its common stock. The Company has approximately 1200 stockholders holding common stock in brokerage accounts.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain selected financial data of the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.



                            1999        1998(1)(2)      1997(1)(2)      1996           1995
                            ----        ----------      ----------      ----           ----
Net Sales               $197,408,000   $145,017,000    $53,284,000   $15,653,000    $15,028,000
                        ============   ============    ===========   ===========    ===========

Depreciation              $8,407,000     $6,197,000     $1,243,000      $295,000       $329,000
Goodwill amortization      4,568,000      2,754,000        946,000          --          --
Interest Expense           4,435,000      3,113,000        652,000       236,000        152,000
Income Before
 Income Taxes             13,160,000      6,698,000      2,803,000       103,000        412,000

Net Income                $6,450,000     $2,995,000     $1,805,000       $88,000       $412,000
                          ==========     ==========     ==========       =======       ========


Income per
 Share
     - Basic                    $.54           $.28           $.24          $.04           $.24
                                ====           ====           ====          ====           ====

     - Diluted                  $.50           $.26           $.22          $.04           $.24
                                ====           ====           ====          ====           ====

Weighted Average
 Number of Shares
    - Basic               12,048,000     10,575,000      7,674,000     2,033,000      1,700,000
                          ==========     ==========      =========     =========      =========

    - Diluted             13,004,000     11,537,000      8,061,000     2,082,000      1,730,000
                          ==========     ==========      =========     =========      =========


Total Assets            $199,201,000   $152,922,000    $59,035,000   $19,107,000     $7,815,000
                        ============   ============    ===========   ===========     ==========

Current Portion of
 Long-term Debt           $7,340,000    $11,429,000     $1,632,000       $48,000        $43,000
                          ==========    ===========     ==========       =======        =======

Long-term Debt
 Excluding Current
 Portion                 $19,423,000    $23,187,000     $6,995,000    $1,038,000     $1,087,000
                         ===========    ===========     ==========    ==========     ==========

Cash Dividends
 Per Common Share                -0-            -0-            -0-           -0-            -0-


NOTES TO SELECTED FINANCIAL DATA:

(1) The operations of the acquired telecom service companies are included from their respective dates of acquisition.

(2) Includes non-cash stock option compensation expense of $2,204,000 and $516,000, respectively, for the years ended December 31, 1998 and 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this document.


PLAN OF OPERATIONS

         The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications, Group, Inc. ("ACG"), formerly White Mountain Cable Construction Corp., and Conceptronic, Inc. ("Conceptronic"). ACG is engaged in the construction, reconstruction, maintenance, engineering, design, repair and expansion of communications systems, cable television and data systems, including providing aerial, underground and long-haul construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount, electronics circuit assembly industry ("SMT").


ACQUISITIONS

         During 1999, the Company, through ACG, actively pursued acquisitions in the telecom infrastructure services industry. The Company enhanced its telecom service capacity through its three 1999 acquisitions . The aggregate purchase price, including additional payments, was approximately $7.5 million in cash and 484,000 shares of the Company's common stock, plus the assumption of debt. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. Approximately $11 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

         During 1998, the Company acquired three telecom infrastructure service companies for an aggregate purchase price of $38.3 million in cash and 3,586,000 shares of the Company's common stock, plus the assumption of debt. Included therein, and pursuant to the purchase agreements, the Company paid former shareholders of acquired companies an additional $19.3 million in cash and 1,535,000 shares of the Company's common stock in full satisfaction of their additional payments during the twelve months ended December 31, 1999. Additional payments earned under the terms of the agreements were recorded as an increase in goodwill. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates.


RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         The Company had net income of $6,450,000 for the twelve months ended December 31, 1999, compared to net income of $2,995,000 for the twelve months ended December 31, 1998. The increase in net income was due primarily to the profitable results of the telecom services segment whose pretax income increased to $14,043,000 for the twelve months ended December 31, 1999 from $7,538,000 in the previous year. (See Note 4 to Consolidated Financial Statements.)

         Net sales for the twelve months ended December 31, 1999 increased $52,391,000 or 36% to $197,408,000 from $145,017,000 for the twelve months ended
December 31, 1998 due primarily to the impact of an August 1, 1998 acquisition which contributed $22,380,000 for the seven months ended July 31, 1999, and also due to a strong combined sales increase of $29,041,000 or 23% at ACG divisions owned at least one year. The increase in revenues at ACG was driven by the continued strong demand for ACG's services because of bandwidth expansion. Recent increased growth in telecommunications voice, video and data traffic, electronic commerce, and in the transmission of high quality information, entertainment and other content over the Internet, coupled with the increase use of and reliance on personal computers has enhanced the need for greater bandwidth.

         Gross profit margin, excluding depreciation, was 24.5% of sales for the twelve months ended December 31, 1999, compared to 23.6% for the comparable period in 1998. Improvements in margins during the twelve months ended December 31, 1999 are primarily due to the maturing of ACG's large scale, multi-year projects in Denver, CO, Orlando, FL and Portland, OR. Improvements in margins were offset, in part, by reduced levels of construction activity in Alaska, which typically has above average gross profit margins.

         Selling, general and administrative expenses for the twelve months ended December 31, 1999 were $16,934,000, compared to $14,457,000 for the comparable period one year ago. The increase was due primarily to the acquisitions made during 1999 and late in 1998 ("Acquisitions") which accounted for $1,134,000 in expenses, as well as performance based compensation incurred in 1999. Selling, general and administrative expenses (excluding non-cash stock compensation expense) as a percent of sales were 8.6% for the twelve months ended December 31, 1999, compared to 8.5% for the same period in 1998. In 1998, there was $2,204,000 in non-cash stock compensation expense, compared to none in 1999.

         Depreciation expense increased to $8,407,000 for the twelve months ended December 31, 1999, compared to $6,197,000 for the twelve months ended December 31, 1998, due primarily to ACG which spent an aggregate of $13.5 million during 1999 on capital assets and the Acquisitions.

         Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $4,568,000 during the twelve months ended December 31, 1999, from $2,754,000 for the twelve months ended December 31, 1998. The increase is due primarily to additional payments of $41,358,000 made to former shareholders of companies purchased during 1999 and 1998. The additional payments earned under the purchase agreements were recorded as an increase to goodwill. The additional goodwill is amortized over the remaining amortization periods.

         Net interest expense for the twelve months ended December 31, 1999 was $3,987,000, compared to $2,707,000 for the comparable period one year ago. The increase in amounts outstanding under bank credit facilities is attributable to financing of the additional payments to former shareholders of acquired companies, capital expenditures for equipment and working capital for long-term, large scale projects. See Liquidity and Capital Resources for a discussion of the Company's debt facilities.

         Income tax expense was $6,710,000 for the twelve months ended December 31, 1999, compared to $3,703,000 for the twelve months ended December 31, 1998. The effective income tax rate was 51% and 55% for the twelve months ended December 31, 1999 and 1998, respectively. Goodwill amortization, which is non-deductible for income tax purposes, impacts the effective tax rate creating an unusual relationship between the expected effective tax rate and pretax income. During the twelve months ended December 31, 1999 and 1998, respectively, the Company utilized an effective income tax rate of 38% and 39%, respectively, prior to giving effect to the impact of non-deductible goodwill amortization on pretax income.


1998 COMPARED TO 1997

         The Company had net income of $2,995,000 for the twelve months ended December 31, 1998, compared to net income of $1,805,000 for the twelve months ended December 31, 1997. The increase in net income was due primarily to the profitable results of the telecom services segment whose pretax income increased to $7,538,000 for the twelve months ended December 31, 1998 from $3,151,000 in the previous year. (See Note 4 to Consolidated Financial Statements.)

         Net sales for the twelve months ended December 31, 1998 increased $91,733,000 or 172% to $145,017,000 from $53,284,000 for the twelve months ended
December 31, 1997 due primarily to the acquisitions made during 1998 which had sales of $46,692,000, and also due to a strong combined sales increase of $47,824,000 at existing ACG divisions owned at least one year, which was offset, in part, by Conceptronic's decrease in sales of $1,232,000. The increase in revenue at ACG is primarily due to increased project activity in Denver, CO and Portland, OR during 1998. Conceptronic sales for 1998 were below the levels achieved for 1997 due primarily to the industry-wide softening of activity in the SMT circuit assembly business.

         Gross profit margin, excluding depreciation, was 23.6% of sales for the twelve months ended December 31, 1998, compared to 29.4% for the comparable period in 1997. The decrease was due primarily to ACG. ACG incurred transition costs in commencing a project in Charlotte, NC, as well as in terminating its involvement in its Dallas, TX project. In addition, ACG incurred transition costs in commencing projects in Denver, CO and Portland, OR. ACG reallocated its telecom construction resources from Dallas, TX to other projects that had superior profit potential for the next twelve months. Further, ACG has a lower overall gross profit percentage than does Conceptronic. ACG, with average gross profit margin of 22% in 1998, represented 88% of consolidated sales in 1998 compared to 65% in 1997. Conceptronic maintained its margins at 33%.

         Selling, general and administrative expenses for the twelve months ended December 31, 1998 were $14,457,000, compared to $9,042,000 for the comparable period one year ago. The increase was due largely to the acquisitions made during 1998, which accounted for $4,527,000 in expenses, including the increase of non-cash stock compensation of $1,642,000.

         Depreciation expense increased to $6,197,000 for the twelve months ended December 31, 1998, compared to $1,243,000 for the twelve months ended December 31, 1997, due primarily to the acquisitions made during 1998 which added $2,563,000 of depreciation expense, and ACG spent an aggregate of $16.8 million in 1998 and $7.0 million in 1997 on capital assets.

         Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $2,754,000 from $946,000 for the twelve months ended December 31, 1998. The increase is due primarily to the acquisitions made during 1998, which had $1,447,000 of goodwill amortization.

         Net interest expense for the twelve months ended December 31, 1998 was $2,707,000, compared to $559,000 for the comparable period one year ago. The increase in amounts outstanding under bank credit facilities which is attributable to financing of the acquisitions made during 1998, equipment acquisition lines, and the revolving line of credit resulted in the increase in aggregate net interest expense. See Liquidity and Capital Resources for a discussion of the Company's debt facilities.

         Income tax expense was $3,703,000 for the twelve months ended December 31, 1998, compared to $998,000 for the twelve months ended December 31, 1997. The effective income tax rate was 55% and 36% for the twelve months ended December 31, 1998 and 1997, respectively. Goodwill amortization, which is non-deductible for income tax purposes, impacts the effective tax rate creating an unusual relationship between the expected effective tax rate and pretax income. During the twelve months ended December 31, 1998 and 1997, the Company utilized an effective income rate of 39% prior to giving effect to the impact of non-deductible goodwill amortization on pretax income. In 1997 the effective income tax rate, prior to giving effect to the impact of non-deductible goodwill amortization on pretax income, was reduced as a result of reversing the entire deferred tax asset valuation allowance during the year.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the twelve months ended December 31, 1999 improved to $22,293,000 from $4,898,000 for the twelve months ended December 31, 1998, and from $2,334,000 provided by operations in 1997. Cash flow from operations in 1999 was positively impacted by the reduction in the number of day's sales outstanding in accounts receivable from 90 days to approximately 70 days. As a result, accounts receivables did not increase in relation to the growth in revenues which provided approximately $9.8 million in operating cash flows during 1999. Increased profitability from ACG operations provided the remaining increase in cash flow during 1999. In 1998, the positive impact on cash flow from operations from the acquisitions made during 1998 was $5,484,000.

         Net cash used for investing activities for the twelve months ended December 31, 1999 was $39,384,000, compared to $35,369,000 and $17,096,000 in the comparable periods of 1998 and 1997. Of the 1999 investing activities, $6,925,000 was used to make acquisitions compared to $19,041,000 used in 1998. In 1999, pursuant to the provisions of the purchase agreements, $19,349,000 was paid to former shareholders of acquired companies. In 1999, $13,596,000 was spent on capital equipment acquisitions compared to $16,937,000 in 1998 and $7,196,000 in 1997. The decrease from 1998 reflects the maturation of ACG projects, which temporarily reduced the need for increased investments in capital assets. The Company expects to increase the level of its capital expenditures in 2000.

         Net cash flow provided by financing activities was $20,770,000 for the twelve months ended December 31, 1999, compared to net cash flow provided by financing activities of $31,075,000 for the comparable period in 1998 and $5,659,000 in 1997. The financing activity in 1999 reflects the use of proceeds from the Company's expanded credit line to meet working capital needs associated with large scale, long-term projects, additional payments to former shareholders of acquired companies, as well as financing for acquisitions and the purchase of equipment.

         In March 1999, the Company increased its availability under credit facilities with banks. The Company entered into a syndicated credit facility of $100 million with six money center and regional banks. The Company pledged the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company uses the credit facility to provide working capital for current operations, to finance acquisitions, to purchase capital assets and for other corporate purposes. The credit facility has a $70 million revolving credit feature, as well as a $30 million amortizing five-year term facility. Amounts borrowed under the line will bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or at the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company incurs commitment fees of .25% to .50% as determined by the ratio of the Company's total funded debt to EBITDA on any unused borrowing capacity under the credit facility.

         To hedge the variable term loan interest rate risk for $30 million in notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest rates and receives variable interest rates on the same notional amount. During the twelve months ended December 31, 1999, the Company's payment under the interest rate swap aggregated approximately $70,000.

         The Company has entered into four letters of intent to purchase telecommunications services companies. The aggregate purchase price of these four acquisitions will be approximately $58,000,000, plus the assumption of debt. Half of that amount, or $29,000,000, will be paid in cash and half will be satisfied by issuance of the Company's common stock. The Company will finance the cash portion of the purchase price utilizing the existing lines of credit. The Company expects to close these purchases by the end of the second quarter, 2000. In order to accommodate continued working capital needs as well as potential future acquisitions, the Company is in the process of increasing the availability under its existing credit facility. At December 31, 1999, the Company had $35,000,000 available under its existing credit facility.


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

         The Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $24,750,000 variable rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

         Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $250,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest in rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges. During the year ended December 31, 1999, the Company's payments under Interest Rate Swaps were $70,000.

         The Company's Interest Rate Swaps expire as follows:

                                Interest Rate Swaps                 12/31/99
                                -------------------                 --------
Expiration Date        Interest Rate         Notional Amount      Market Value
---------------        -------------         ---------------      ------------
March 01, 2004             5.78%               $24,750,000          $275,000


         Other parties to the agreements expose the Company to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of non-performance. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate non-performance by the counter parties.


SEASONALITY

         The Company's telecom services operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.


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

         In conjunction with its review of its Year 2000 compliance issues, the Company has conducted an inventory of its information technology ("IT") and manufacturing and telecom services systems ("non-IT"), as well as its telecommunications systems. Arguss has addressed its Year 2000 compliance issue for IT, non-IT and telecommunications systems. The total cost with respect to systems and other modifications to Company IT, non-IT and telecommunications systems did not exceed $300,000, more than one-half of which was expended in 1998. The Company expended less than $100,000 on Year 2000 remediation during the twelve months ended December 31, 1999.

         To date, the Company has not experienced any material Year 2000 issues and has been informed by our material suppliers and vendors that they have also not experienced material Year 2000 issues. The Company has not spent a material amount on Year 2000 compliance issues. Most expenses have related to the operating costs associated with time spent by employees and consultants in the evaluation and implementation process and Year 2000 compliance matters generally.


IMPACT OF INFLATION

         The primary inflationary factor affecting the Company's operation is increased labor costs. The Company's revenue is principally derived from services performed under master contracts, which typically include provisions to increase contract prices on an annual basis based on increases in the services price index. Accordingly, the Company believes that increases in labor costs will not have a significant impact on its results of operations.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $24,750,000 variable rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA.

         Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $250,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 and the Index therein for a listing of the financial statements included as a part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

         Items 10 to 13 are incorporated herein by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be held May 18, 2000, to be filed with the Securities and Exchange Commission.



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

         The following is a list of the financial statements that are filed herewith:

                                                                            Page
                                                                            ----
     Independent Auditors' Report                                            18

     Consolidated Balance Sheets at December 31, 1999 and 1998               19

     Consolidated Statements of Operations for the years ended December 31,
     1999, 1998 and 1997                                                     20

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1999, 1998 and 1997                                        21

     Consolidated Statements of Cash Flow for the years ended December 31,
     1999, 1998 and 1997                                                     22

     Notes to Consolidated Financial Statements                              24

(a) (2)  FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed as a part of this Report under "Schedule II". "Schedule II" - Valuation and Qualifying Accounts - for the three years ended December 31, 1999. All other schedules called for by Form 10-K are omitted because they are inapplicable.


                                      Schedule II
                                 Arguss Holdings, Inc.
                           Valuation and Qualifying Accounts

                        Balance at     Charged to     Write-Offs
                        Beginning       Bad Debt      Charged to    Balance at
                         of Year        Expense       Allowance     End of Year
                         -------        -------       ---------     -----------
  Allowance for
Doubtful Accounts
      1999               $265,000      $282,000      $(439,000)      $108,000
      1998                129,000       221,000        (85,000)       265,000
      1997                 65,000        69,000         (5,000)       129,000

(a) (3)  EXHIBITS

         The following exhibits required to be filed herewith are attached or incorporated by reference to the filings previously made by the Company as noted below:

--------------------------------------------------------------------------------

Exhibit No.
-----------

3(a) Certificate of Incorporation, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
3(a)(I) Certificate of Designation establishing Class A common stock incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Form S-8 (No. 333-19277).
3(b) Bylaws, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement Form S-18 (No. 33-36142-B).
10(a) Equipment Lease between the Company and Eaton Financial Corporation incorporated by reference as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
10(b) Line of Credit Agreement dated May 1, 1995 between the Company and the First National Bank of Boston incorporated by reference as an Exhibit to the Company's Form 10-KSB for 1995.
10(c) Agreement and Plan of Merger, dated February 26, 1997, by and between White Mountain Cable Construction Corp., Conceptronic, Inc. and White Mountain Acquisition Company, Inc. incorporated by reference in the Company's Current Report on Form 8-K, dated March 5, 1997.
10(d) Guarantee Agreement dated March 5, 1997 by Conceptronic in favor of Citizens Bank New Hampshire incorporated by reference in the Company's Current Report on Form 8-K, dated March 5, 1997.
10(e) Purchase and Sale Agreement dated September 19, 1997 by and between TCS Communications, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated September 19, 1997.
10(f) Agreement and Plan of Merger dated January 2, 1998 by and between Can-Am Construction, Inc. Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated January 2, 1998.
10(g) Agreement and Plan of Merger dated January 2, 1998 by and between Schenck Communications, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated January 2, 1998.
10(h) Agreement and Plan of Merger dated October 6, 1997 by and between Rite Cable Construction, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated January 2, 1998.
10(i) Financing and Security Agreement dated September 11, 1997 by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic and NationsBank, NA and related promissory notes incorporated by reference to Exhibit 10 as an Exhibit to the Company's Form 10-KSB for 1997.
10(j) First Amendment to Financing and Security Agreements dated October 6, 1997 by Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic and NationsBank, NA and related promissory notes incorporated by reference to Exhibit 10 in the Company's Form 10-KSB for 1997.
10(k) Second Amendment to Financing and Security Agreement, dated January 2, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and NationsBank, NA, incorporated by reference to Exhibit 10 to the Company's Form 10-QSB for the quarter ended March 31, 1998.
10(l) Third Amendment to Financing and Security Agreement dated May 11, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and NationsBank, NA, incorporated by reference to Exhibit 10 to the Company's Form-10-10-QSB for the quarter ended March 31, 1998.
10(m) Fourth Amendment to Financing and Security Agreement dated May 26, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and NationsBank, NA, incorporated by reference to Exhibit 10 to the Company's Form-10-K, dated March 16, 1999.

10(n) Fifth Amendment to Financing and Security Agreement dated May 31, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and NationsBank, NA, incorporated by reference to Exhibit 10 to the Company's Form-10-K, dated March 16, 1999.
10(o) Sixth Amendment to Financing and Security Agreement dated June 26, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and NationsBank, NA, incorporated by reference to Exhibit 10 to the Company's Form 10-QSB for the quarter ended June 30, 1998.
10(p) Seventh Amendment to Financing and Security Agreement dated October 16, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and NationsBank, NA, incorporated by reference to Exhibit 10 to the Company's Form-10-K, dated March 16, 1999.
10(q) Agreement and Plan of Merger dated September 4, 1998 by and between Underground Specialties, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K dated September 4, 1998 and filed on September 18, 1998.
21       Subsidiaries of the Registrant.
23       Consent of KPMG LLP.
27       Financial Data Schedule.

--------------------------------------------------------------------------------

(b)      REPORTS ON FORM 8-K

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Arguss Holdings, Inc.

                                           By: /s/ Rainer H. Bosselmann
                                               ------------------------
                                           Rainer H. Bosselmann
                                           Chief Executive Officer
                                           March 15, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

                                    /s/ Rainer H. Bosselmann
                                    ---------------------------
                                        Rainer H. Bosselmann
                                        Principal Executive Officer and Director
                                        March 15, 2000

                                    /s/ Garry A. Prime
                                    ---------------------------
                                        Garry A. Prime
                                        Director
                                        March 15, 2000

                                    /s/ William A. Barker
                                    ---------------------------
                                        William A. Barker
                                        Director
                                        March 15, 2000

                                    /s/ James W. Quinn
                                    ---------------------------
                                        James W. Quinn
                                        Director
                                        March 15, 2000

                                    /s/ Richard S. Perkins, Jr.
                                    ---------------------------
                                        Richard S. Perkins, Jr.
                                        Director
                                        March 15, 2000

                                    /s/ DeSoto S. Jordan, Jr.
                                    ---------------------------
                                        DeSoto S. Jordan, Jr.
                                        Director
                                        March 15, 2000

                                    /s/ Peter L. Winslow
                                    ---------------------------
                                        Peter L. Winslow
                                        Director
                                        March 15, 2000

                                    /s/ H. Haywood Miller III
                                    ---------------------------
                                        H. Haywood Miller III
                                        Executive Vice President and Secretary
                                        March 15, 2000

                                    /s/ Arthur F. Trudel
                                    ---------------------------
                                        Arthur F. Trudel
                                        Principal Accounting Officer and
                                        Principal Financial Officer
                                        March 15, 2000

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



The Board of Directors and Stockholders
Arguss Holdings, Inc.:

         We have audited the accompanying consolidated balance sheets of Arguss Holdings, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in Item 14(a)2 of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arguss Holdings, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG LLP
------------------
KPMG LLP

Boston, Massachusetts
February 14, 2000

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS
                                     ------

Current assets:                                             1999          1998
                                                            ----          ----
Cash and cash equivalents                             $  5,498,000  $  1,819,000
Restricted cash from customer advances                   1,752,000       978,000
Accounts receivable, trade, including retainage
  of $3,973,000 and $3,384,000, respectively
  net of allowance for doubtful accounts of $108,000
  and $265,000 in 1999 and 1998, respectively           37,775,000    35,263,000
Costs and earnings in excess of billings, net            6,825,000     3,087,000
Inventories                                              4,534,000     5,657,000
Other current assets                                     1,732,000     1,399,000
Deferred tax asset                                       1,829,000     1,844,000
                                                      ------------  ------------
         Total current assets                           59,945,000    50,047,000
                                                      ------------  ------------

Property, plant and equipment                           53,219,000    39,359,000
Less accumulated depreciation                           16,171,000     8,212,000
                                                      ------------  ------------
Property, plant and equipment, net                      37,048,000    31,147,000
                                                      ------------  ------------

Goodwill, net                                          102,208,000    71,728,000
                                                      ------------  ------------
                                                      $199,201,000  $152,922,000
                                                      ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
Current portion of long-term debt                     $  7,340,000  $ 11,429,000
Short-term borrowings                                   35,000,000     8,038,000
Accounts payable                                        18,551,000    13,798,000
Billings in excess of costs and earnings                      --         748,000
Customer advances, net                                   1,201,000     1,380,000
Accrued expenses and other liabilities                   9,496,000     7,098,000
Due to former shareholders of
  acquired companies                                       650,000     7,604,000
                                                      ------------  ------------
         Total current liabilities                      72,238,000    50,095,000
                                                      ------------  ------------

Long-term debt, excluding current portion               19,423,000    23,187,000
Deferred income taxes                                    4,425,000     3,675,000
                                                      ------------  ------------
         Total liabilities                              96,086,000    76,957,000
                                                      ------------  ------------

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $.01 par value,
  authorized 1,000,000
  shares; no shares issued
Common stock, $.01 par value,
  authorized 20,000,000 shares;
  13,014,000 and 10,849,000
  issued and outstanding at December
  31, 1999 and 1998, respectively                          130,000       109,000
Additional paid-in capital                              92,598,000    61,327,000
Common stock issuable to former
  shareholders of acquired companies                       500,000    11,092,000
Retained earnings                                        9,887,000     3,437,000
                                                      ------------  ------------
     Total stockholders' equity                        103,115,000    75,965,000
                                                      ------------  ------------
                                                      $199,201,000  $152,922,000
                                                      ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                        1999            1998            1997
                                        ----            ----            ----
Net sales                          $ 197,408,000   $ 145,017,000   $ 53,284,000
Cost of sales,
  excluding depreciation             149,099,000     110,803,000     37,636,000
                                   -------------   -------------   ------------

    Gross profit, excluding
      depreciation                    48,309,000      34,214,000     15,648,000

Selling, general and
  administrative expenses             16,934,000      14,457,000      9,042,000
Depreciation                           8,407,000       6,197,000      1,243,000
Goodwill amortization                  4,568,000       2,754,000        946,000
Engineering and development
  expenses                             1,253,000       1,401,000      1,055,000
                                   -------------   -------------   ------------
    Income from operations            17,147,000       9,405,000      3,362,000
                                   -------------   -------------   ------------

Other income (expense):
  Interest income and other              448,000         406,000         93,000
  Interest expense                    (4,435,000)     (3,113,000)      (652,000)
                                   -------------   -------------   ------------
                                      (3,987,000)     (2,707,000)      (559,000)
                                   -------------   -------------   ------------

Income before income taxes            13,160,000       6,698,000      2,803,000
Income taxes                           6,710,000       3,703,000        998,000
                                   -------------   -------------   ------------
    Net income                     $   6,450,000   $   2,995,000   $  1,805,000
                                   =============   =============   ============

Income per share
  - basic                          $         .54   $         .28   $        .24
                                   =============   =============   ============

  - diluted                        $         .50   $         .26   $        .22
                                   =============   =============   ============


Weighted average number
  of shares outstanding
  - basic                             12,048,000      10,575,000      7,674,000
                                   =============   =============   ============

  - diluted                           13,004,000      11,537,000      8,061,000
                                   =============   =============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                                                     ARGUSS HOLDINGS, INC.

                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    Common          Retained
                                     Common stock                   Additional     Stock due        Earnings/        Total
                       -----------------------------------------      Paid-in      to former       Accumulated    Stockholders'
                         Shares        Class A         Amount         Capital     Shareholders       Deficit         Equity
                         ------        -------         ------         -------     ------------       -------         ------
Balance at
 December 31, 1996      1,700,000   $  4,000,000    $     57,000   $ 16,077,000   $       --      ($ 1,363,000)   $ 14,771,000
                       ----------   ------------    ------------   ------------   ------------    ------------    ------------

Stock Option
 Exercises                 55,000           --             1,000        170,000           --              --           171,000

Issuance of
 common stock
 related to
 acquisitions           2,764,000           --            27,000     20,196,000           --              --        20,223,000

Conversion of
 Class A
 common stock           4,000,000     (4,000,000)           --             --             --              --              --

Net income                   --             --              --             --             --         1,805,000       1,805,000
                       ----------   ------------    ------------   ------------   ------------    ------------    ------------

Balance at
 December 31, 1997      8,519,000           --            85,000     36,443,000           --           442,000      36,970,000

Stock Option
 Exercises                279,000           --             3,000      1,341,000           --              --         1,344,000

Tax benefit -
 stock options               --             --              --          463,000           --              --           463,000

Issuance of
 common stock
 related to
 acquisitions           2,051,000           --            21,000     23,080,000           --              --        23,101,000

Common stock
 due to former
 shareholders
 of acquired
 companies                   --             --              --             --       11,092,000            --        11,092,000

Net income                   --             --              --             --             --         2,995,000       2,995,000
                       ----------   ------------    ------------   ------------   ------------    ------------    ------------

Balance at
 December 31, 1998     10,849,000           --      $    109,000   $ 61,327,000   $ 11,092,000    $  3,437,000    $ 75,965,000
                       ==========   ============    ============   ============   ============    ============    ============

Stock Option
 Exercises                195,000           --             2,000      1,408,000           --              --         1,410,000

Tax benefit -
 stock options               --             --              --          598,000           --              --           598,000

Issuance of
 common stock
 related to
 acquisitions           1,970,000           --            19,000     29,265,000    (11,092,000)           --        18,192,000

Common stock
 due to former
 shareholders
 of acquired
 companies                   --             --              --             --          500,000            --           500,000

Net income                   --             --              --             --             --         6,450,000       6,450,000
                       ----------   ------------    ------------   ------------   ------------    ------------    ------------

Balance at
 December 31, 1999     13,014,000   $       --      $    130,000   $ 92,598,000   $    500,000    $  9,887,000    $103,115,000
                       ==========   ============    ============   ============   ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                                    ARGUSS HOLDINGS, INC.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                        YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                     1999            1998            1997
                                                     ----            ----            ----
Cash flows from operating activities:

Net income                                     $  6,450,000    $  2,995,000    $  1,805,000
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
Depreciation                                      8,407,000       6,197,000       1,243,000
Goodwill amortization                             4,568,000       2,754,000         946,000
Non cash stock compensation                            --         2,204,000         516,000
Deferred income taxes                               693,000        (291,000)         91,000

Changes in operating assets and liabilities:

Accounts receivable                                (113,000)    (12,273,000)     (1,704,000)
Costs and earnings in excess of billings         (3,917,000)     (8,528,000)       (340,000)
Inventories                                       1,123,000      (1,038,000)         79,000
Other current assets                               (281,000)      1,429,000      (1,192,000)
Accounts payable and accrued expenses             6,111,000      10,692,000      (1,203,000)
Billings in excess of costs and earnings           (748,000)        758,000            --
Other liabilities                                      --            (1,000)      2,093,000
                                               ------------    ------------    ------------
Net cash provided by
 operating activities                            22,293,000       4,898,000       2,334,000
                                               ------------    ------------    ------------

Cash flows from investing activities:

Disposal of fixed assets                            374,000         609,000            --
Additions to fixed assets                       (13,484,000)    (16,937,000)     (7,196,000)
Payment to former shareholders
 of acquired companies                          (19,349,000)           --              --
Net purchase of companies                        (6,925,000)    (19,041,000)     (9,900,000)
                                               ------------    ------------    ------------
Net cash used by investing activities           (39,384,000)    (35,369,000)    (17,096,000)
                                               ------------    ------------    ------------

Cash flows from financing activities:

Proceeds from lines of credit, net               27,997,000      35,970,000      14,111,000
Repayments of financing debt                     (8,650,000)     (6,239,000)     (8,622,000)
Proceeds from issuance of common stock            1,423,000       1,344,000         170,000
                                               ------------    ------------    ------------

Net cash provided by financing activities        20,770,000      31,075,000       5,659,000
                                               ------------    ------------    ------------

Net increase (decrease) in cash                   3,679,000         604,000      (9,103,000)

Cash, at beginning of year                        1,819,000       1,215,000      10,318,000
                                               ------------    ------------    ------------

Cash, at end of year                           $  5,498,000    $  1,819,000    $  1,215,000
                                               ============    ============    ============

Supplemental disclosures of cash paid for:

Interest                                       $  4,158,000    $  3,082,000    $    651,000
Corporate income taxes                         $  3,375,000    $  3,054,000       2,010,000

                              ARGUSS HOLDINGS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




Supplemental disclosure of non cash investing and financing activities:


                                          1999           1998           1997
                                          ----           ----           ----
Reduction in income taxes payable
 due to the exercise of
 stock options with previously
 incurred non-cash stock
 compensation expense                ($   598,000)  ($   463,000)          --

Acquisitions accounted for under
 purchase method of accounting:

Fair value of net assets acquired
Accounts receivable                  $  2,399,000   $  9,513,000      8,969,000
Inventory                                    --             --          290,000
Other current assets                       52,000        491,000        978,000
Property and equipment                  1,198,000      7,546,000      5,982,000
                                     ------------   ------------   ------------

Total non cash assets                   3,649,000     17,550,000     16,219,000

Liabilities                            (1,511,000)    (6,437,000)    (7,854,000)
Long-term debt                           (371,000)    (2,455,000)    (3,375,000)
                                     ------------   ------------   ------------

Net non cash assets acquired            1,767,000      8,658,000      4,490,000

Cash acquired                             575,000      1,725,000        661,000
                                     ------------   ------------   ------------

Fair value of net assets acquired       2,342,000     10,383,000      5,651,000
Excess of costs over fair value of
 net assets acquired                   11,080,000     50,028,000     25,320,000
                                     ------------   ------------   ------------

Purchase price                       $ 13,422,000   $ 60,411,000   $ 30,971,000
                                     ============   ============   ============

Common stock issued and issuable     $  5,847,000   $ 33,789,000   $ 20,222,000
Liability payable to former
 shareholders of acquired companies       650,000      7,581,000           --
Cash paid                               7,500,000     20,766,000     11,410,000
Cash acquired                            (575,000)    (1,725,000)      (661,000)
                                     ------------   ------------   ------------

Purchase price                       $ 13,422,000   $ 60,411,000   $ 30,971,000
                                     ============   ============   ============

Note:
----
During 1999, former shareholders of acquired companies received, in the aggregate, an additional $19,349,000 in cash and 1,535,000 shares of the Company's common stock in full satisfaction of their additional payments.

In 1998, cash paid net of cash acquired in the supplemental disclosure varies from the statement of cash flow due to timing differences between the date of beneficial ownership and legal closing date.

The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1)      ORGANIZATION

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

         The Company conducts its operations through its wholly owned subsidiaries, ACG and Conceptronic. ACG is engaged in the construction, reconstruction, maintenance, engineering, design, repair and expansion of communications systems, cable television and data systems, including providing aerial, underground and long-haul construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").


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

(c) CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments purchased with an original maturity of three months or less as cash equivalents.

(d) INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

(e) PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. The cost of maintenance and repairs is charged to earnings when incurred; major expenditures for betterments are capitalized and depreciated.

(f) GOODWILL
Goodwill is calculated using a twenty-year amortization period. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the undiscounted cash flow of the business enterprise segment, net of tax, over the remaining life of the asset in determining whether the asset is recoverable.

(g) INCOME TAXES
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces deferred tax assets when it is more likely than not that a portion of the deferred tax asset will not be realized.

(h) EARNINGS PER SHARE
Basic earnings per common share are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the maximum dilution that would have resulted from the exercise of stock options, warrants and contingently issuable shares. (See Note 10.) Diluted earnings per common share are computed by dividing net income by the weighted average number of common shares and all dilutive securities.

(i) FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, accounts receivable, short-term borrowing and accounts payable approximate fair values due to the short maturity of these instruments. The fair value of long-term debt approximates the carrying value because the interest rate associated with the long-term debt is floating rate.

The fair value of Interest Rate Swaps is determined quarterly, based on the interest rate movements in the cash markets. Amounts due under such swaps are settled quarterly in cash. The Company has neither received nor expended significant amounts with respect to quarterly valuations. (See Note 8 for a discussion of the Company's use of Interest Rate Swaps and their fair value at December 31, 1999.)

(j) IMPAIRMENT OF ASSETS
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

(k) STOCK OPTION PLAN
The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period, the fair value of all stock-based awards on the date of grant. SFAS No. 123 also allows entities to continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(l) USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m) DERIVATIVE FINANCIAL INSTRUMENTS
The Company has entered into fixed interest rate exchange agreements ("Interest Rate Swaps") which it uses to manage interest rate risk arising from the Company's debt. Interest Rate Swaps are accounted for as hedges; and accordingly, amounts receivable or payable under Interest Rate Swaps are recognized as adjustments to interest expense. Gains and losses on early terminations of Interest Rate Swaps are included in the carrying amount of the related debt and amortized as yield adjustments over the remaining term of the derivative financial instruments. The Company does not use such instruments for trading purposes.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designations. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities", which amended the effective date of SFAS No. 133. As amended, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by January 1, 2001. Adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

(n) RESEARCH AND DEVELOPMENT EXPENDITURES
Research and development expenses incurred and expensed were $926,000, $1,096,000 and $489,000, respectively, for the years ended December 31, 1999, 1998 and 1997. Such expenses are classified in engineering and development expenses in the accompanying Consolidated Statements of Operations.

(o) RECLASSIFICATION
Certain amounts in the 1998 and 1997 financial statements have been reclassified for comparability with the 1999 presentation.


(3)      CONTRACT ACCOUNTING

         The retainage included in accounts receivable which represents amounts withheld by contract with respect to ACG accounts receivable was $3,973,000 and $3,384,000 at December 31, 1999 and 1998, respectively. The Company expects to collect substantially all the retainage within one year.

                                                  Dec. 31, 1999    Dec. 31, 1998
                                                  -------------    -------------

Costs incurred on uncompleted contracts           $ 90,798,000      $41,703,000
Estimated earnings                                  15,338,000        8,242,000
                                                  ------------      -----------
                                                   106,136,000       49,945,000
Less: Billings to date                              99,311,000       47,606,000
                                                  ------------      -----------
                                                  $  6,825,000      $ 2,339,000
                                                  ============      ===========

Included in accompanying balance sheets
 under the following captions:
  Costs and earnings in excess of billings, net   $  6,825,000      $ 3,087,000
                                                  ============      ===========
  Billings in excess of costs and earnings                --        $   748,000
                                                  ============      ===========


The Company receives customer advances to purchase materials related to specific contracts. The customer advances offset material purchases included in "Costs and earnings in excess of billings." The Company has included customer advances of $12.6 million and $5.6 million at December 31, 1999 and 1998, respectively, in the "Billings to date" amounts shown above.


(4)      SEGMENT INFORMATION

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during 1998. SFAS No. 131 establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

         The Company's three reportable segments are telecom services, manufacturing and other. The telecom services segment is engaged in the construction, reconstruction of telecommunications systems, cable television and data systems, including providing aerial and underground construction and splicing for both fiber optic and coaxial cable to major telecommunications customers. Because the telecom system projects are fully integrated undertakings, the Company does not capture individually each component of the service functions performed for revenue reporting purposes. The manufacturing segment manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry. The "Other" column includes the Company's corporate and unallocated expenses.

         The Company's reportable segments are organized in separate business units with different management, customers, technology and services. The respective segments account for their respective businesses using the same accounting policies as described in Note 2 to consolidated financial statements. Summarized financial information concerning the Company's reportable segments net of inter-company transactions is shown in the following tables.

                             For the Year Ended December 31, 1999:
                             -------------------------------------

                                 Telecom        Equipment
                                 Services      Manufacturing       Other          Consolidated
                                 --------      -------------       -----          ------------
External sales               $ 180,532,000     $ 16,876,000             --       $ 197,408,000
Cost of sales, excluding
  depreciation                 137,570,000       11,529,000             --         149,099,000
                             -------------     ------------     ------------     -------------

Gross profit, excluding
  depreciation                  42,962,000        5,347,000             --          48,309,000

Operating expenses
  excluding depreciation        12,338,000        4,596,000             --          16,934,000
Depreciation expense             8,240,000          157,000           10,000         8,407,000
Goodwill amortization            4,568,000             --               --           4,568,000
Engineering and
  development expenses                --          1,253,000             --           1,253,000
                             -------------     ------------     ------------     -------------

Total operating expense         25,146,000        6,006,000           10,000        31,162,000
                             -------------     ------------     ------------     -------------

Interest and other income          439,000            1,000            8,000           448,000
Interest expense                (4,212,000)        (223,000)            --          (4,435,000)
                             -------------     ------------     ------------     -------------
Pretax income (loss)         $  14,043,000     ($   881,000)    ($     2,000)    $  13,160,000
                             =============     ============     ============     =============

Income taxes                                                                         6,710,000
                                                                                 -------------
Net income                                                                       $   6,450,000
                                                                                 =============

Capital expenditures         $  13,341,000     $    141,000     $      2,000     $  13,484,000
                             =============     ============     ============     =============
Property, plant
  and equipment, net         $  35,756,000     $  1,273,000     $     19,000     $  37,048,000
                             =============     ============     ============     =============

Total assets                 $ 181,252,000     $ 10,624,000     $  7,325,000     $ 199,201,000
                             =============     ============     ============     =============

Total liabilities            $  75,388,000     $  7,978,000     $ 12,720,000     $  96,086,000
                             =============     ============     ============     =============

                             For the Year Ended December 31, 1998:
                             -------------------------------------

                                 Telecom        Equipment
                                 Services      Manufacturing       Other          Consolidated
                                 --------      -------------       -----          ------------
External sales               $ 127,740,000     $ 17,277,000             --       $ 145,017,000
Cost of sales, excluding
  depreciation                  99,256,000       11,547,000             --         110,803,000
                             -------------     ------------     ------------     -------------

Gross profit, excluding
  depreciation                  28,484,000        5,730,000             --          34,214,000

Operating expenses
  excluding depreciation         7,505,000        4,508,000          240,000        12,253,000
Non cash stock compensation      2,163,000             --             41,000         2,204,000
Depreciation expense             5,980,000          207,000           10,000         6,197,000
Goodwill amortization            2,754,000             --               --           2,754,000
Engineering and
  development expenses                --          1,401,000             --           1,401,000
                             -------------     ------------     ------------     -------------

Total operating expense         18,402,000        6,116,000          291,000        24,809,000
                             -------------     ------------     ------------     -------------

Interest and other income          355,000           11,000           40,000           406,000
Interest expense                (2,899,000)        (189,000)         (25,000)       (3,113,000)
                             -------------     ------------     ------------     -------------
Pretax income (loss)         $   7,538,000     ($   564,000)    ($   276,000)    $   6,698,000
                             =============     ============     ============     =============

Income taxes                                                                         3,703,000
                                                                                 -------------
Net income                                                                       $   2,995,000
                                                                                 =============

Capital expenditures         $  16,817,000     $    120,000             --       $  16,937,000
                             =============     ============     ============     =============
Property, plant
  and equipment, net         $  29,831,000     $  1,289,000     $     27,000     $  31,147,000
                             =============     ============     ============     =============

Total assets                 $ 122,416,000     $  9,237,000     $ 21,269,000     $ 152,922,000
                             =============     ============     ============     =============

Total liabilities            $  60,864,000     $  5,710,000     $ 10,383,000     $  76,957,000
                             =============     ============     ============     =============

                             For the Year Ended December 31, 1997:
                             -------------------------------------

                                 Telecom        Equipment
                                 Services      Manufacturing       Other          Consolidated
                                 --------      -------------       -----          ------------
Net sales                    $  34,776,000     $ 18,508,000             --       $  53,284,000
Cost of sales, excluding
  depreciation                  25,391,000       12,245,000             --          37,636,000
                             -------------     ------------     ------------     -------------
Gross profit, excluding
    depreciation                 9,385,000        6,263,000             --          15,648,000

Operating expenses
  excluding depreciation         3,368,000        5,158,000             --           8,526,000
Non cash stock compensation        441,000             --             75,000           516,000
Depreciation expense             1,028,000          210,000            5,000         1,243,000
Goodwill amortization              946,000             --               --             946,000
Engineering and
  development expenses                --          1,055,000             --           1,055,000
                             -------------     ------------     ------------     -------------

Total operating expense          5,783,000        6,423,000           80,000        12,286,000
                             -------------     ------------     ------------     -------------

Interest and other income           34,000           15,000           44,000            93,000
Interest expense                  (485,000)        (167,000)            --            (652,000)
                             -------------     ------------     ------------     -------------
Pretax income (loss)         $   3,151,000     ($   312,000)    ($    36,000)        2,803,000
                             =============     ============     ============     =============

Income taxes                                                                           998,000
                                                                                 -------------
Net income                                                                       $   1,805,000
                                                                                 =============

Capital expenditures         $   6,967,000     $    186,000     $     39,000     $   7,153,000
                             =============     ============     ============     =============
Property, plant
  and equipment, net         $  11,859,000     $  1,376,000     $     39,000     $  13,274,000
                             =============     ============     ============     =============

Total assets                 $  47,205,000     $ 10,720,000     $  1,110,000     $  59,035,000
                             =============     ============     ============     =============

Total liabilities            $  15,177,000     $  5,554,000     $  1,334,000     $  22,065,000
                             =============     ============     ============     =============


The Company has customers whose sales represent a significant portion of segment net sales. Telecom services sales to three customers accounted for 54% and 56% of that segment's 1999 and 1998 net sales, respectively. In 1997, sales to two customers aggregated 58% of that segment's net sales. Equipment manufacturing sales to one customer was 9%, 10% and 12%, respectively, of that segment's net sales in 1999, 1998 and 1997.

(5)      INVENTORIES

         Inventories consist of the following:

                                        December 31,
                                        ------------
                                    1999           1998
                                    ----           ----

Raw materials                    $2,537,000     $3,831,000
Work in process                   1,088,000        687,000
Finished goods                      909,000      1,139,000
                                 ----------     ----------
                                 $4,534,000     $5,657,000
                                 ==========     ==========

The amounts above are net of reserves for inventory valuation of $602,000 and $662,000 at December 31, 1999 and 1998, respectively.


(6)      NON-CURRENT ASSETS

         Property, plant and equipment consists of the following:

                                        December 31,
                                        ------------             Estimated
                                    1999           1998         useful lives
                                    ----           ----         ------------

Land                            $ 2,006,000       $579,000             --
Buildings                         4,122,000      2,609,000       31.5 years
Transportation equipment         21,865,000     17,168,000          5 years
Machinery and equipment          22,227,000     16,987,000        3-7 years
Office furniture and fixtures     2,999,000      2,016,000        4-7 years
                                -----------    -----------
Property, plant and equipment   $53,219,000    $39,359,000
                                ===========    ===========


         Goodwill consists of the following:

                                        December 31,
                                        ------------             Estimated
                                    1999           1998         useful lives
                                    ----           ----         ------------

Goodwill                       $110,476,000    $75,428,000         20 years
Less: Accumulated Amortization   (8,268,000)    (3,700,000)
                               ------------    -----------
Goodwill, net                  $102,208,000    $71,728,000
                               ============    ===========


(7)      SHORT-TERM BORROWINGS

         In March 1999, the Company increased its availability under credit facilities with banks. The Company expanded the credit facility to $100 million from approximately $50 million, and increased the number of banks participating to six money center and regional banks. The Company pledged the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. Included in the facility is a $70 million revolving line of credit. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line will bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused potion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial three-year term, maturing on March 19, 2002, which is renewable for up to two additional one-year periods. Other information regarding current lines of credit for 1999 and 1998 is as follows:

                                           1999                 1998
                                           ----                 ----

Amount outstanding at
  December 31:                          $35,000,000          $8,038,000
Weighted average interest rate
  at December 31:                           8.65%               7.35%
Weighted average borrowing
  outstanding during the year           $24,428,000          $7,167,000
Weighted average interest rate
  during the year                           7.68%               7.54%
Maximum outstanding
  during the year                       $45,090,000         $11,389,000


(8)      LONG-TERM DEBT

         As outlined in Note 7, in March 1999, the Company increased its availability under credit facilities with banks. The Company expanded the credit facility to $100 million from approximately $50 million, and increased the number of banks participating to six money center and regional banks. Included in the facility is a $30 million amortizing five-year term loan. Amounts borrowed bear interest as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Information regarding the term loans is included in the table below:

                                          1999                  1998

Long-Term Debt                          $24,750,000         $32,129,000
Less: Current Portion                    (7,000,000)        (10,798,000)
                                        -----------         -----------

Long-Term Debt
  Excluding Current Portion             $17,750,000         $21,331,000
                                        ===========         ===========

Weighted Average
  Interest Rate @ 12/31                     8.36%               7.55%

Weighted Average
  Borrowing Outstanding
  Throughout the Year                   $28,628,000         $27,506,000

Weighted Average
  Interest Rate
  During the Year                           7.76%               7.76%
Maximum Outstanding
  During the Year                       $31,480,000         $33,457,000

Principal Paid
  During the Year                        $6,549,000          $5,909,000

Minimum repayments of principal on the aggregate term loan facilities are as follows for the years ending December 31:

                         2000        $ 7,000,000
                         2001          7,000,000
                         2002          6,250,000
                         2003          3,750,000
                         2004            750,000
                                     -----------

                         Total       $24,750,000
                                     ===========

         The Company has also separately financed certain buildings, vehicles and machinery. Information regarding these loans is included in the table below:


                                                            December 31,
                                                            ------------
                                                        1999            1998
                                                        ----            ----

Mortgage payable in monthly installments of
  $6,807, including interest at 8.18%               $   660,000     $   686,000

Mortgage payable in monthly installments of
  $3,083, plus interest at the prime rate,
  plus 1.5% payable through December 2002
  At December 31, 1999, the interest rate
  was 9.75%                                         $   477,000     $   514,000

Subordinated mortgage payable to Granite
  State Development Corporation in equal
  monthly installments of $1,689, plus
  annual interest at 7.06%, payable through
  February 2013                                         451,000         472,000

Vehicle and machinery loans. Amounts will
  substantially repaid over the next 24 months          425,000         815,000
                                                    -----------     -----------

                                                      2,013,000       2,487,000
                                                    -----------     -----------
Less current portion of long-term debt                 (340,000)       (631,000)
                                                    -----------     -----------
Long-term debt, excluding current portion           $ 1,673,000     $ 1,856,000
                                                    ===========     ===========


         The aggregate maturities of the above long-term debt for each of the five years subsequent to December 31, 1999, are as follows:


                         2000         $  340,000
                         2001            217,000
                         2002            166,000
                         2003            407,000
                         2004             69,000
                         2005 and
                          thereafter     814,000
                                      ----------

                         Total        $2,013,000
                                      ==========

         In the ordinary course of business, the Company is exposed to floating interest rate risk. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan that was hedged.

         To hedge the variable term loan interest rate risk for $30 million in notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. At December 31, 1999, the market value of the swap, which expires with the maturity of the debt on March 1, 2004, was $275,000. During the twelve months ended December 31, 1999, the Company's payment under the interest rate swap aggregated approximately $70,000.

         Other parties to the agreements expose the Company to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of non-performance. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate non-performance by the counter parties.


(9)      INCOME TAXES

         Income tax expense for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                          1999           1998           1997
                                          ----           ----           ----
     Current:
     -------
          Federal                     $ 5,217,000    $ 3,139,000    $   826,000
          State                           794,000        958,000        300,000
                                      -----------    -----------    -----------
                                        6,011,000      4,097,000      1,126,000
                                      -----------    -----------    -----------

     Deferred:
     --------
          Federal                         765,000       (696,000)      (199,000)
          State                           (66,000)       302,000         71,000
                                      -----------    -----------    -----------
                                          699,000       (394,000)      (128,000)
                                      -----------    -----------    -----------
          Total tax expense           $ 6,710,000    $ 3,703,000    $   998,000
                                      ===========    ===========    ===========


     Total income tax expense was allocated as follows:


     Years Ended December 31              1999           1998           1997
                                          ----           ----           ----

     Income from Operations           $ 6,710,000    $ 3,703,000    $   998,000

     Stockholders equity for
       compensation expense for
       tax purposes in excess of
       amounts recognized for
       financial statement
       purposes                          (598,000)      (463,000)          --
                                      -----------    -----------    -----------
                                      $ 6,112,000    $ 3,240,000    $   998,000
                                      ===========    ===========    ===========


         The actual income tax for the years ended December 31, 1999, 1998 and 1997, differs from the "expected" tax computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income tax as follows:


                                          1999           1998           1997
                                          ----           ----           ----

     Computed "expected" tax          $ 4,606,000    $ 2,282,000    $   953,000
     Increase (decrease)
       resulting from:
     State income taxes, net              473,000        339,000        162,000
     Goodwill amortization              1,599,000        936,000        322,000
     Change in deferred tax
       valuation allowance and
       movement in tax reserves              --             --         (555,000)
     Other                                 32,000         86,000        116,000
                                      -----------    -----------    -----------
                                      $ 6,710,000    $ 3,703,000    $   998,000
                                      ===========    ===========    ===========

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, are as follows:

                                          1999           1998
                                          ----           ----
     Assets:
     Inventory                           $432,000       $377,000
     Allowance for doubtful
       accounts                            43,000        111,000
     Stock options and other
       compensation                       683,000      1,068,000
     Tax loss carryforwards
       and other                          671,000        288,000
                                      -----------    -----------
     Total deferred tax assets          1,829,000      1,844,000
                                      -----------    -----------

     Liabilities:
     Property and equipment            (4,022,000)    (2,249,000)
     Contract revenue                    (403,000)    (1,426,000)
      Total deferred tax
        liabilities                    (4,425,000)    (3,675,000)
                                      -----------    -----------
     Net deferred tax
       liabilities                    ($2,596,000)   ($1,831,000)
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

         During 1999, the Board of Directors granted 350,000 NSOs and 360,000 ISOs to employees of acquired entities and corporate employees. The NSOs were granted at the following prices:

                       Grant Price         Options
                       -----------         -------

                         $15.50            157,000
                          15.75            130,000
                          15.875            63,000


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


         During 1997, the Board of Directors granted 318,000 NSOs to employees of acquired entities and 55,000 NSOs to new corporate staff. The NSOs were granted at the following prices:

                       Grant Price         Options
                       -----------         -------

                         $ 4.75             50,000
                           5.50            153,000
                           6.40            100,000
                           8.50             50,000
                           9.50              5,000
                          13.88             15,000


         The Company applies APB No. 25 and related interpretations for its stock option plan. Accordingly, compensation expense is not recorded for stock options granted at fair market value. For NSOs, compensation equal to the excess of market value over exercise price at date of grant is recorded as the options vest. The Company recognized no compensation cost for the 350,000 NSOs granted in 1999. For the 400,000 NSOs granted in 1998 set out above the Company recognized $2,204,000 in compensation expense. For the 373,000 NSOs granted in 1997 set out above the Company recognized $516,000 in compensation expense. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                           1999           1998           1997
                                           ----           ----           ----
    Net income:
    As reported                       $ 6,450,000    $ 2,995,000    $ 1,805,000
    Pro forma                           3,329,000      1,292,000      1,392,000
    Basic income per share:
    As reported                              $.54           $.28           $.24
    Pro forma                                $.27           $.12           $.18
    Diluted income per share:
    As reported                              $.50           $.26           $.22
    Pro forma                                $.26           $.11           $.17

         Pro forma net income reflects only options granted in 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

         The per share weighted average fair value of ISOs granted in 1999, 1998 and 1997 was $15.69, $9.96 and $6.11, respectively, on the date of grant using the Black-Scholes option-pricing model with the following respective weighted average assumptions: dividend yield of 0%; expected volatility of .56 in 1999,
 .58 in 1998 and .077 in 1997; risk free interest rate of 5.5% in 1999, 4.9% in 1998 and 5.5% in 1997; and an expected life of five years in 1999, 1998 and 1997.

         Stock option activity during the periods indicated is as follows:

                                               No. of        Weighted Average
                                               Options        Exercise Price
                                               -------        --------------

     Balance at December 31, 1996               436,000            3.21
              Granted                           641,000            7.85
              Exercised                         (55,000)           3.12
              Forfeited                          (9,000)           5.75
                                              ---------

     Balance at December 31, 1997             1,013,000            6.10
              Granted                           524,000           11.75
              Exercised                        (279,000)           4.87
              Forfeited                         (70,000)           8.59
                                              ---------

     Balance at December 31, 1998             1,188,000          $ 9.15
                                              ---------

              Granted                           710,000           15.68
              Exercised                        (195,000)           7.23
              Forfeited                         (88,000)          15.07
                                              ---------

     Balance at December 31, 1999             1,615,000          $11.93
                                              =========


         At December 31, 1999, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

                                                      Weighted Average
           Exercise Price       No. of Options         Remaining Life
           --------------       --------------         --------------
                $3.00               213,000                 4.24
                $4.75                50,000                 2.35
                $5.50                65,000                 2.35
                $5.75                 7,000                 7.35
                $6.40                41,000                 1.81
                $8.00               121,000                 3.04
                $8.50                 1,000                 2.81
                $9.50                 5,000                 2.81
                $9.75                79,000                 3.01
               $13.00               115,000                 8.00
               $15.50               403,000                 6.99
               $15.63                22,000                 8.86
               $15.75               387,000                 9.42
               $15.88                69,000                 9.07
               $17.63                 7,000                 3.34
               $17.88                30,000                 6.40
                                  ---------
                                  1,615,000
                                  =========

         At December 31, 1999 and 1998, the number of options exercisable was 758,000 and 703,000, respectively, and the weighted average exercise price of those options was $7.72 and $6.65, respectively.

     In 1996, the Company issued to the placement agent warrants to purchase 100,000 shares of common stock. The exercise price is $3.00 per share, and the warrants are exercisable through November 2000.

(11)     DEFINED CONTRIBUTION PLANS

         The Company has 401-K Savings Plans covering all of its employees, whereby the Company makes discretionary annual contributions for its eligible employees. The Company's expense for these defined contribution plans totaled $220,000, $318,000 and $296,000, respectively, in 1999, 1998 and 1997.

(12)     CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable.

         ACG's three largest customers accounted for approximately 51% of consolidated net sales for the year ended December 31, 1999. The Company does not believe that it is exposed to significant credit risk due to the creditworthiness of its customers.

(13)     ACQUISITIONS

         During 1999, the Company, through ACG, actively pursued acquisitions in the telecom infrastructure services industry. The Company enhanced its telecom service capacity through its three 1999 acquisitions . The aggregate purchase price, including additional payments, was approximately $7.5 million in cash and 484,000 shares of the Company's common stock, plus the assumption of debt. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. Approximately $11 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed. The additional payments to former shareholders approximating $650,000 in cash and shares of the Company's common stock with a fair value of approximately $500,000, will be made in March 2000. The number of shares to be issued will be determined using a price of $15.75 per share.

         During 1998, the Company acquired three telecom infrastructure services companies for an aggregate purchase price of $38.3 million in cash (including acquisition costs) and 3,586,000 shares of the Company's common stock, plus the assumption of debt. Included therein, and pursuant to the purchase agreements, the Company paid former shareholders of acquired companies an additional $19.3 million in cash and 1,535,000 shares of the Company's common stock in full satisfaction of their additional payments during the twelve months ended December 31, 1999. Additional payments earned under the terms of the agreements were recorded as an increase in goodwill. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates.

         The following unaudited pro forma data summarize the results of operations for the years ended December 31, 1999, 1998 and 1997 as if the acquisitions made during 1998 and 1997 had been completed on January 1, 1997. The unaudited pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization, stock option expense, income taxes and number of weighted average shares outstanding. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the aforementioned acquisitions had occurred on January 1, 1997, respectively, or that may be obtained in the future. The acquisitions made in 1999 have been excluded from the following table because they are deemed immaterial.

Pro Forma Data                                      (Unaudited)
--------------
                                      1999             1998             1997
                                      ----             ----             ----

Sales                             $197,408,000     $162,084,000     $110,508,000
                                  ============     ============     ============
Gross profit, excluding
 depreciation                     $ 48,309,000     $ 40,000,000     $ 30,390,000
                                  ============     ============     ============
Operating expenses
 excluding depreciation           $ 18,187,000     $ 17,559,000     $ 14,961,000
Depreciation                         8,407,000        6,546,000        4,249,000
Goodwill amortization                4,568,000        2,993,000        2,993,000

Pretax income                       13,160,000        9,976,000        5,981,000

Net income                        $  6,450,000     $  4,804,000     $  2,391,000

Earnings per share
     - basic                              $.54             $.45             $.23
     - diluted                            $.50             $.41             $.22

Weighted average shares
 outstanding
     - basic                        12,048,000       10,716,000       10,538,000
     - diluted                      13,004,000       11,677,000       10,926,000

(14)     COMMITMENTS

         The Company, through its subsidiaries, has entered into various non-cancelable operating leases for facilities, transportation equipment and machinery and equipment. Total rent expense for all operating leases was approximately $1,668,000 $1,062,000 and $290,000 for 1999, 1998 and 1997,
respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999:

                            2000              $1,462,000
                            2001                 758,000
                            2002                 535,000
                            2003                 409,000
                            2004                 286,000
                         Thereafter              642,000
                                              ----------
                                              $4,092,000
                                              ==========

(15)     EARNINGS PER SHARE

         The following schedules set forth the computation of diluted earnings per common share.

                                                       1999
                                                       ----
                                      Income                         Net
                                     Per Share        Shares        Income
                                     ---------        ------        ------

     Basic                             $ .54        12,048,000    $6,450,000
     Effect of stock options
       and warrants                     (.02)          466,000          --
     Effect of additional shares
       issued for purchase
       of telecom service company       (.02)          480,000          --
     Effect of estimated
       additional shares to be
       issued for purchase of
       telecom service company           --             10,000          --
                                       -----        ----------    ----------
     Diluted                           $ .50        13,004,000    $6,450,000
                                       =====        ==========    ==========

                                                       1998
                                                       ----
                                      Income                         Net
                                     Per Share        Shares        Income
                                     ---------        ------        ------

     Basic                             $ .28        10,575,000    $2,995,000
     Effect of stock options
       and warrants                     (.01)          581,000          --
     Effect of additional shares
       issued for purchase
       of telecom service company       (.01)          381,000          --
                                       -----        ----------    ----------
     Diluted                           $ .26        11,537,000    $2,995,000
                                       =====        ==========    ==========

                                                       1997
                                                       ----
                                      Income                         Net
                                     Per Share        Shares        Income
                                     ---------        ------        ------

     Basic                             $ .24         7,674,000    $1,805,000
     Effect of stock options
       and warrants                     (.02)          387,000          --
                                       -----        ----------    ----------
     Diluted                           $ .22         8,061,000    $1,805,000
                                       =====        ==========    ==========

         The shares to be issued as contingent consideration are included in the calculation of diluted weighted average common shares when the related performance criteria has been met, the number of shares can be determined and the effect on basic earnings per common share is dilutive.

         Additionally the following securities that could potentially dilute future basic earnings per common share were not included in the above computations of diluted earnings per share because to do so would have been anti-dilutive:

                   Year Ended
                   December 31:
                   ------------
                   1997                726,000
                   1998                707,000
                   1999              1,249,000

(16)     RELATED-PARTY TRANSACTIONS

         During the twelve months ended December 31, 1999, the Company acquired offices and equipment maintenance facilities from the former shareholders of acquired companies, who are significant shareholders in Arguss, as well as employees of ACG. The aggregate purchase price was $2,608,000, and was negotiated based on independent, third party appraisals.

         The Company leases office space from the former shareholder of an acquired company who is an employee of ACG. The lease expires in 2008. Rent expense under the operating lease amounted to approximately $26,000 in 1999. As of December 31, 1999 future minimum lease payments under the non-cancelable lease term are as follows: 2000, $156,000; 2001, $161,000; 2002, $166,000; 2003,
$170,000, 2004, $176,000 and $608,000 thereafter.

         During the twelve months ended December 31, 1999, the Company purchased $1,132,000 of products and services from an entity which is owned, in part, by a former shareholder of an acquired company who is a significant shareholder in Arguss, as well as an employee of ACG. The aggregate purchase price of the products and services was based on fair market value.


(17)     QUARTERLY FINANCIAL DATA (UNAUDITED)

1999 (A) (B) (C)              First (D)    Second (D)     Third        Fourth
----------------              ---------    ----------     -----        ------

Net sales                    $37,806,000  $43,856,000  $53,351,000  $54,444,000
Gross profit, excluding
  depreciation                 7,225,000   11,920,000   13,709,000   12,800,000
Net income                   $   101,000  $ 2,076,000  $ 2,850,000  $ 1,422,000
Basic earnings
  per share                         $.01         $.18         $.24         $.11
Diluted earnings
  per  share                        $.01         $.16         $.22         $.11


1998 (A) (B) (C)                 First       Second       Third        Fourth
---------------                  -----       ------       -----        ------

Net sales                    $24,239,000  $35,163,000  $45,908,000  $39,707,000
Gross profit, excluding
  depreciation                 5,448,000    9,349,000   11,365,000    8,052,000
Net income (loss)            ($  773,000) $ 1,166,000  $ 2,166,000  $   436,000
Basic earnings (loss)
  per share                        ($.07)        $.11         $.20         $.04
Diluted earnings (loss)
  per  share                       ($.07)        $.11         $.18         $.04


1997(A) (B) (C)                  First       Second       Third        Fourth
---------------                  -----       ------       -----        ------

Net sales                    $ 8,976,000  $12,682,000  $14,168,000  $17,458,000
Gross profit, excluding
  depreciation                 2,462,000    4,431,000    4,558,000    4,197,000
Net income (loss)            $   618,000  $   774,000  $   610,000    ($197,000)
Basic earnings (loss)
  per share                         $.09         $.11         $.08        ($.02)
Diluted earnings (loss)
  per share                         $.08         $.10         $.08        ($.02)


(A) The operations of the acquired telecom service companies are included from their respective dates of acquisition.
(B) Gross profit excludes depreciation expense relating to cost of sales of $7,856,000, $5,840,000 and $1,176,000, in the years ended December 31,
     1999, 1998 and 1997, respectively.

(C) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings (loss) per share in 1998 and 1997 does not equal the total for the year.
(D) During the first two quarters of 1999, the Company accounted for Conceptronic as a discontinued operation. The results were not included in Net Sales or Gross Profit for those periods. The Company has since reinstated Conceptronic as an operating subsidiary, and included those amounts in year to date results included in the Statement of Operations. Amounts relating to Conceptronic's operations excluded from the above table are as follows:

1999                                First            Second
----                                -----            ------

Net sales                         $3,929,000         $4,022,000
Gross profit, excluding
  depreciation                     1,447,000          1,207,000


(17)     SUBSEQUENT EVENTS (UNAUDITED)

         The Company has entered into four letters of intent to purchase telecommunications services companies. The aggregate purchase price of these four acquisitions will be approximately $58,000,000, plus the assumption of debt. Half of that amount, or $29,000,000, will be paid in cash and half will be satisfied by issuance of the Company's common stock. The Company will finance the cash portion of the purchase price utilizing the existing lines of credit. The Company expects to close these purchases by the end of the second quarter, 2000.

         In order to accommodate continued working capital needs as well as potential future acquisitions, the Company is in the process of increasing the availability under its existing credit facility. In February 2000, the Company received preliminary commitments to expand by $50 million its available financing to an aggregate of $150 million. The commitments are subject to due diligence and the negotiation of a comprehensive credit agreement. The syndicated financing, which is led by Bank of America, is scheduled to close in the second quarter of 2000.