Form 10-Q
period 2000-03-31
ARGUSS HOLDINGS INC
filed 2000-05-04
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the quarterly period ended: March 31, 2000   Commission File Number: 0-19589
                                --------------                           -------



                              ARGUSS HOLDINGS, INC.
           ----------------------------------------------------------

             (Exact name of Registrant as specified in its Charter)


            Delaware                                       02-0413153
---------------------------------                -------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation of organization)                      Identification Number)


One Church Street, Suite 302, Rockville, Maryland             20850
-------------------------------------------------       -----------------
    (Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, including Area Code:        301-315-0027




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes:  X        No:
       ---           ---



As of May 4, 2000, there were 13,346,750 shares of Common Stock, $ .01 par value per share, outstanding.

                              ARGUSS HOLDINGS, INC.

                                      INDEX


Part I - Financial Information:                                            Page
                                                                           ----

     Item 1 - Financial Statements

          Consolidated Balance Sheets -
          March 31, 2000 (Unaudited) and December 31, 1999                  3

          Consolidated Statements of Operations (Unaudited)-
          Three Months Ended March 31, 2000 and March 31, 1999              4

          Consolidated Statements of Cash Flows (Unaudited)-
          Three Months Ended March 31, 2000 and March 31, 1999              5

          Notes to Consolidated Financial Statements
          (Unaudited)                                                       7


     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11

     Item 3 - Quantitative and Qualitative Disclosure about Market Risk    14

Part II - Other Information                                                15

     Items 1 through 6

     Signatures

     Exhibits

                              ARGUSS HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                   March 31, 2000  Dec. 31, 1999
                                                   --------------  -------------
Assets                                               (Unaudited)

Current assets:
Cash                                                 $    386,000   $  5,498,000
Restricted cash from customer advances                    175,000      1,752,000
Accounts receivable trade, net of allowance
  for doubtful accounts of $112,000 and
  $263,000 in 2000 and 1999, respectively              45,681,000     37,775,000
Costs and earnings in excess of billings               14,470,000      6,825,000
Inventories                                             5,165,000      4,534,000
Other current assets                                    2,343,000      1,732,000
Deferred income taxes                                   1,829,000      1,829,000
                                                     ------------   ------------
  Total current assets                                 70,049,000     59,945,000

Property, plant and equipment, net                     37,614,000     37,048,000
Goodwill, net                                         106,565,000    102,208,000
                                                     ------------   ------------
                                                     $214,228,000   $199,201,000
                                                     ============   ============

Liabilities and Stockholders' Equity

Current liabilities:

Current portion of long-term debt                    $  7,314,000   $  7,340,000
Short-term borrowings                                  45,462,000     35,000,000
Accounts payable                                       20,955,000     18,551,000
Customer advances                                            --        1,201,000
Accrued expenses and other liabilities                 11,446,000      9,496,000
Due to former shareholders of acquired companies             --          650,000
                                                     ------------   ------------
  Total current liabilities                            85,177,000     72,238,000
                                                     ------------   ------------

Long-term debt, excluding current portion              17,718,000     19,423,000
Deferred income taxes                                   4,425,000      4,425,000
                                                     ------------   ------------
  Total liabilities                                   107,320,000     96,086,000
                                                     ------------   ------------

Stockholders' equity:
Common stock $.01 par value                               133,000        130,000
Additional paid-in capital                             96,241,000     92,598,000
Common stock issuable to former shareholders
  of acquired companies                                      --          500,000
Retained earnings                                      10,534,000      9,887,000
                                                     ------------   ------------
  Total stockholders' equity                          106,908,000    103,115,000
                                                     ------------   ------------
                                                     $214,228,000   $199,201,000
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31:
                                                       2000            1999
                                                       ----            ----

Net sales                                          $ 55,044,000    $ 41,735,000
Cost of sales, excluding depreciation                42,948,000      33,062,000
                                                   ------------    ------------
  Gross profit, excluding depreciation               12,096,000       8,673,000

Selling, general and administrative expenses          5,110,000       3,796,000
Depreciation                                          2,366,000       1,951,000
Goodwill amortization                                 1,427,000         948,000
Engineering and development expenses                    236,000         328,000
                                                   ------------    ------------
  Operating income                                    2,957,000       1,650,000
                                                   ------------    ------------

Other income (expense):
  Interest income and other                             202,000          33,000
  Interest expense                                   (1,227,000)       (906,000)
                                                   ------------    ------------

Income before income taxes                            1,932,000         777,000
Income taxes                                          1,285,000         676,000
                                                   ------------    ------------
  Net Income                                       $    647,000    $    101,000
                                                   ============    ============

Earnings per common share:
                - basic:                                   $.05            $.01
                                                           ====            ====
                - diluted:                                 $.05            $.01
                                                           ====            ====

Weighted average shares outstanding:

                - basic                              13,123,000      11,657,000
                                                   ============    ============
                - diluted                            13,549,000      12,668,000
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                              ARGUSS HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31:
                                                        2000            1999
                                                        ----            ----
Cash flows from operating activities:
  Net income                                       $    647,000    $    101,000

Adjustments to reconcile net income to net
  Cash provided by (used in) operating
  activities:
    Depreciation                                      2,366,000       1,951,000
    Goodwill amortization                             1,427,000         948,000
    Non cash stock compensation                           4,000            --

Changes in assets and liabilities:
    Accounts receivable                              (6,743,000)      3,312,000
    Costs and earnings in excess of billings         (6,809,000)     (6,969,000)
    Inventories                                        (623,000)       (899,000)
    Other current assets                               (572,000)       (568,000)
    Accounts payable                                  2,086,000       1,685,000
    Billings in excess of costs and earnings               --          (709,000)
    Accrued expenses and other liabilities            1,351,000         631,000
                                                   ------------    ------------
      Net cash used in operating activities          (6,866,000)       (517,000)
                                                   ------------    ------------


Cash flows from investing activities:
    Additions to property, plant and equipment       (2,474,000)     (3,641,000)
    Additional payment to former shareholders
      of acquired companies                            (634,000)     (7,604,000)
    Purchase of telecom services companies, net      (4,064,000)           --
                                                   ------------    ------------
      Net cash used in investing activities          (7,172,000)    (11,245,000)
                                                   ------------    ------------


Cash flows from financing activities:
    Proceeds from lines of credit                    10,330,000      13,344,000
    Net repayments of lines of credit                (1,732,000)     (2,030,000)
    Issuance of common stock                            328,000         294,000
                                                   ------------    ------------
    Net cash provided by financing activities         8,926,000      11,608,000
                                                   ------------    ------------

    Net decrease in cash                             (5,112,000)       (154,000)
                                                   ------------    ------------

    Cash at beginning of period                       5,498,000       1,819,000
                                                   ------------    ------------

    Cash at end of period                          $    386,000    $  1,665,000
                                                   ============    ============


                                   (continued)

                              ARGUSS HOLDINGS, INC.
                                  CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                    Three Months Ended March 31:
                                                        2000            1999
                                                        ----            ----
Supplemental disclosures of cash paid for:
Interest                                            $ 1,343,000      $   895,000
Corporate income taxes                                1,447,000          297,000

Supplemental disclosure of
  investing and financing activities:

Fair value of assets acquired:

Accounts receivable                                 $ 1,163,000
Other current assets                                    499,000
Inventory                                                 8,000
Property and equipment                                  458,000
                                                    -----------
  Total non cash assets                               2,128,000


Liabilities                                            (938,000)
Long-term debt                                          (27,000)
                                                    -----------
Net non cash assets acquired                          1,163,000

Cash acquired                                              --
                                                    -----------
Fair value of net assets acquired                     1,163,000
Excess of costs over fair value
  of net assets acquired                              6,211,000
                                                    -----------
Purchase price                                      $ 7,374,000
                                                    ===========

Common stock issued                                 $ 3,310,000
Cash paid                                             4,064,000
Cash acquired                                              --
                                                    -----------
Purchase price                                      $ 7,374,000
                                                    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                              ARGUSS HOLDINGS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

     A)   Organization
          ------------

     The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").


     B)   Basis for Presentation
          ----------------------

     As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 16, 2000.

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

     Certain amounts in the 1999 financial statements have been reclassified for comparability with the 2000 presentation.


     C)   Goodwill
          --------

     Goodwill is calculated using a twenty-year amortization period. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses the estimated undiscounted cash flow of the business enterprise over the remaining life of the asset in determining whether the asset is recoverable.


     D)   Earnings per Share
          ------------------

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

                                            For the Three Months Ended March 31:
                                          2000                                1999
                                          ----                                ----

                             Income                     Net      Income                     Net
                            per Share    Shares        Income   per Share     Shares       Income
                            ---------    ------        ------   ---------     ------       ------
Basic                         $.05     13,123,000     $647,000     $.01     11,657,000    $101,000
Effect of stock options
  and warrants                 --         426,000         --        --         609,000        --
Effect of additional shares
  to be issued for purchase
  of telecom services
  company                      --            --           --        --         402,000        --
                              ----     ----------     --------     ----     ----------    --------
Diluted                       $.05     13,549,000     $647,000     $.01     12,668,000    $101,000
                              ====     ==========     ========     ====     ==========    ========


     E)   Contract Accounting
          -------------------

     The retainage included in accounts receivable, representing amounts withheld by contract with respect to ACG accounts receivable, was $4,540,000 and $3,973,000 at March 31, 2000 and December 31, 1999, respectively. The Company expects to collect substantially all the retainage within one year.

                                                     March 31,      December 31,
                                                       2000             1999
                                                   ------------     ------------

Costs incurred on uncompleted contracts            $ 52,781,000     $ 90,798,000
Estimated earnings                                    6,766,000       15,338,000
                                                   ------------     ------------
                                                     59,547,000      106,136,000
Less: Billings to date                               45,077,000       99,311,000
                                                   ------------     ------------
                                                   $ 14,470,000     $  6,825,000
                                                   ============     ============

Included in accompanying balance sheets
  under the following caption:
Costs and earnings in excess of billings           $ 14,470,000     $  6,825,000
                                                   ============     ============


     F)   Acquisitions
          ------------

     The Company, through ACG, actively pursues acquisitions in the telecom infrastructure services industry. During the first three months of 2000, the Company made one acquisition. The purchase price was approximately $4.1 million in cash and 257,000 shares of the Company's common stock, plus the assumption of debt. The acquisition was accounted for as a purchase, and the results of operations of the acquired company are included in the consolidated results of the Company from effective date of the acquisition. Approximately $6.2 million of goodwill was recorded by the Company in connection with the acquisition, which reflects the adjustments necessary to allocate the individual purchase price to the fair value of assets acquired and liabilities assumed. During the first three months of 2000, the Company also made an additional payment to former shareholders of an acquired telecom services company of approximately $634,000 in cash and 1,000 shares of the Company's common stock in accordance with the provisions of the purchase agreement.


     G)   Segment Information
          -------------------

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

     The Company's two reportable segments are telecom services and manufacturing. The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

     Because the telecom system projects are fully integrated undertakings, the Company does not capture individually each component of the service functions performed for revenue reporting purposes. The manufacturing segment manufactures and sells highly advanced, computer-controlled equipment used in the SMT circuit assembly industry. The "All Other" column includes the Company's corporate and unallocated expenses.

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

                                                            Three Months Ended
                                                            ------------------
                                                              March 31, 2000
                                                              --------------
                                        Telecom
                                        Services      Manufacturing      All Other           Total
                                        --------      -------------      ---------           -----

External sales                       $  49,570,000    $   5,474,000             --      $  55,044,000
Cost of sales, excluding
  depreciation                          38,702,000        4,246,000             --         42,948,000
                                     -------------    -------------    -------------    -------------
Gross profit, excluding
  depreciation                          10,868,000        1,228,000             --         12,096,000
Operating expenses,
  excluding depreciation                 3,768,000        1,340,000           (2,000)       5,106,000
Goodwill amortization                    1,427,000             --               --          1,427,000
Depreciation                             2,324,000           40,000            2,000        2,366,000
Engineering and development                   --            236,000             --            236,000
Non cash compensation expense                3,000             --              1,000            4,000

Interest and other income                  200,000            2,000             --            202,000
Interest expense                        (1,160,000)         (67,000)            --        (1,227,000)
                                     -------------    -------------    -------------    -------------
Pretax income (loss)                 $   2,386,000    ($    453,000)   ($      1,000)   $   1,932,000
                                     =============    =============    =============    =============

Capital expenditures                 $   2,469,000    $       3,000    $       2,000    $   2,474,000
                                     =============    =============    =============    =============
Property, plant and equipment, net   $  36,356,000    $   1,237,000    $      21,000    $  37,614,000
                                     =============    =============    =============    =============

Total assets                         $ 200,302,000    $  11,394,000    $   2,532,000    $ 214,228,000
                                     =============    =============    =============    =============

Total liabilities                    $  89,883,000    $   9,200,000    $   8,237,000    $ 107,320,000
                                     =============    =============    =============    =============

                                                            Three Months Ended
                                                            ------------------
                                                              March 31, 1999
                                                              --------------
                                        Telecom
                                        Services      Manufacturing      All Other           Total
                                        --------      -------------      ---------           -----

External sales                       $  37,806,000    $   3,929,000             --      $  41,735,000
Cost of sales, excluding
  depreciation                          30,581,000        2,481,000             --         33,062,000
                                     -------------    -------------    -------------    -------------
Gross profit, excluding
  depreciation                           7,225,000        1,448,000             --          8,673,000
Operating expenses,
  excluding depreciation                 2,644,000        1,111,000           41,000        3,796,000
Goodwill amortization                      948,000             --               --            948,000
Depreciation                             1,898,000           53,000             --          1,951,000
Engineering and development                   --            328,000             --            328,000

Interest and other income                   23,000             --             10,000           33,000

Interest expense                          (854,000)         (48,000)          (4,000)        (906,000)
                                     -------------    -------------    -------------    -------------
Pretax income (loss)                 $     904,000    ($     92,000)   ($     35,000)   $     777,000
                                     =============    =============    =============    =============

Capital expenditures                 $   3,639,000    $       2,000             --      $   3,641,000
                                     =============    =============    =============    =============
Property, plant and equipment, net   $  31,571,000    $   1,238,000    $      25,000    $  32,834,000
                                     =============    =============    =============    =============

Total assets                         $ 145,508,000    $   9,985,000    $   2,884,000    $ 158,377,000
                                     =============    =============    =============    =============

Total liabilities                    $  68,332,000    $   5,072,000    $   7,302,000    $  80,706,000
                                     =============    =============    =============    =============


     H)   BANK FINANCING

     In March 2000, the Company increased its availability under credit facilities with banks. The Company expanded the revolving credit facility to $120 million from $70 million. The Company continues to pledge the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company intends to use the credit facility to provide working capital to finance acquisitions, the purchase of capital assets and for other corporate purposes. The credit facility also contains a $30 million, in original notional amount, amortizing five-year term facility. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term, maturing on March 19, 2003, and is renewable for up to one additional year.

     In the ordinary course of business, the Company is exposed to floating interest rate risk. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable-term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan that was hedged.

     To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. At March 31, 2000, the market value of the swap, which expires with the maturity of the debt on March 1, 2004, was approximately $316,000. During the three months ended March 31, 2000, the Company's receipts under the interest rate swap aggregated approximately $20,000.

                              ARGUSS HOLDINGS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     The Company had consolidated earnings before interest, taxes, depreciation, amortization and non cash stock compensation (EBITDA) of $6,956,000 for the three months ended March 31, 2000, compared to $4,582,000 for the same period one year ago. For the three months ended March 31, 2000, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 12.6%, compared to 11.0% for the comparable period in 1999. ACG had EBITDA of $7,299,000 for the three months ended March 31, 2000, compared to $4,605,000 for the same period in 2000. ACG achieved an EBITDA margin of 14.7% for the three months ended March 31, 2000 and 12.2% for the three months ended March 31, 1999. ACG's strong EBITDA margin performance was combined with continued strong revenue growth and improved gross margin results as discussed below.

     The Company had consolidated net income of $647,000 for the three months ended March 31, 2000, compared to $101,000 for the three months ended March 31, 1999. The Company's results were favorably impacted by the maturation of telecom services projects started in Portland, OR and Denver, CO.

     Consolidated net sales for the three months ended March 31, 2000 were approximately $55,044,000, compared to approximately $41,735,000 for the three months ended March 31, 1999, an increase of 32% due, in part, to acquisitions. Operations owned for at least one year had a net sales increase of $9,950,000 or 24% for the three months ended March 31, 2000.

     Consolidated gross profit margin, excluding depreciation, was 22% of sales for the three months ended March 31, 2000, compared to 21% for the three months ended March 31, 1999. The improvement in margins is due to ACG, whose Denver, CO project achieved greater sales volume and margins for the three months ended March 31, 2000 as it has matured.

     Consolidated selling, general and administrative expenses for the three months ended March 31, 2000 were $5,110,000, compared to $3,796,000 for the three months ended March 31, 1999 or 9% of net sales in both years. The increase in expense is consistent with revenue growth.

     Depreciation expense increased to $2,366,000 for the three months ended March 31, 2000, compared to $1,951,000 for the three months ended March 31, 1999 due primarily to ACG which made significant equipment acquisitions during calendar year 1999, and during the three months ended March 31, 2000. The equipment is depreciated over sixty months. Depreciation expense from companies acquired after March 31, 1999 was $54,000 during the three months ended March 31, 2000.

     Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $1,427,000 from $948,000 from the comparable period one year ago due primarily to an additional payment made to former shareholders of an acquired company made in November 1999. The additional payment earned under the terms of the purchase agreement was approximately $23 million and was recorded as an increase in goodwill. The increased goodwill, amortized over the remaining amortization period, increased goodwill amortization during the three months ended March 31, 2000 by $283,000. The Company also recorded approximately $8 million in additional goodwill during the three months ended December 31, 1999 related to an acquisition. Amortization expense of the goodwill related to this acquisition was $101,000 for the three months ended March 31, 2000.

     Interest expense for the three months ended March 31, 2000 was $1,227,000, compared to $906,000 for the comparable period in 1999. The ACG interest expense increased for the three months ended March 31, 2000, due primarily to the purchase of, and additional payments to, telecom service companies which were partially financed through bank lines of credit and due to increased use of financing lines for the capital assets purchased in support of ACG's revenue growth. Higher interest rates related to the revolving credit line during the three months ended March 31, 2000, compared to the three months ended March 31, 1999 also contributed to higher interest expense. (See discussion of expanded bank credit facilities in LIQUIDITY AND CAPITAL RESOURCES.)

     Income tax expense was $1,285,000 for the three months ended March 31, 2000, compared to $676,000 in income tax expense for the three months ended March 31, 1999. The effective income tax rate was 67% and 87% for the three months ended March 31, 2000 and 1999, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income. During the three months ended March 31, 2000, the Company utilized a 38% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income, compared to a 39% estimated tax rate in the comparable period of one year ago.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operations for the three months ended March 31, 2000 was $6,866,000 compared with $517,000 for the three months ended December 31, 1999. The increase in cash used in operating activities is due to the increased revenue generated by a greater volume of ACG projects that caused an increase in accounts receivable and costs and earnings in excess of billings. In addition, ACG improved its timely collection of accounts receivable during 1999. ACG collected many of its 1998 receivables in the three months ended March 31, 1999.

     Net cash used for investing activities for the three months ended March 31, 2000 was $7,172,000, compared to $11,245,000 in the comparable period of 1999. Of the 2000 investing activities, $4,064,000 was used to make acquisitions compared to none in 1999 when no acquisitions were made. In 2000, pursuant to the provisions of the purchase agreements, $634,000 was paid to former shareholders of acquired companies, compared to $7,604,000 in 1999. In 2000, $2,474,000 was spent on capital equipment acquisitions compared to $3,641,000 in 1999. The decrease from 1999 reflects timing differences in the capital asset purchases. The Company has budgeted a similar level of expenditure for 2000 as for 1999, when the Company had approximately $13.5 million in capital expenditures.

     Net cash provided by financing activities was $8,296,000 for the three months ended March 31, 2000, compared to net cash provided by financing activities of $11,608,000 for the comparable period in 1999. The financing activity in 2000 reflects that the proceeds from the Company's credit line in 1999 to pay former shareholders of acquired companies was greater than amounts paid in 2000.

     In March 2000, the Company increased its availability under credit facilities with banks. The Company expanded the revolving credit facility to $120 million from $70 million. The Company continues to pledge the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company intends to use the credit facility to provide working capital to finance acquisitions and the purchase of capital assets and for other corporate purposes. The credit facility also contains a $30 million, in original notional amount, amortizing five-year term facility. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term, maturing on March 19, 2003, and is renewable for up to one additional year.

     To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. At March 31, 2000, the market value of the swap, which expires with the maturity of the debt on March 1, 2004, was approximately $316,000. During the three months ended March 31, 2000, the Company's receipts under the interest rate swap aggregated approximately $20,000.

     At March 31, 2000 the Company has entered into three letters of intent to purchase telecommunications services companies. The aggregate purchase price of these three acquisitions will be approximately $60,000,000, plus the assumption of debt. Half of that amount, or $30,000,000, will be paid in cash and half will be satisfied by issuance of the Company's common stock. The Company will finance the cash portion of the purchase price utilizing the existing lines of credit. The Company expects to close these purchases by the end of the second quarter 2000. At March 31, 2000, the Company had $76,000,000 available under its existing credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable-term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $24,750,000 variable rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA.

     Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $316,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

                              ARGUSS HOLDINGS, INC.

                                     PART II

                                Other Information

Items 1, 2, 3, 4 and 5:   Not Applicable.

Item 6: Exhibits and Reports on form 8-K


10(x) Amendment and Restated Credit Agreement dated as of March 22, 2000 among Arguss Holdings, Inc., Crestar Bank, Fleet Bank, N.A., Keybank, National Association, Union Bank of California, N.A., National City Bank and Bank of America, NA, as agent, and Bank of America Securities, LLC, as syndication agent and manager, and related promissory notes, pledge agreements and security agreements.

     (a)  27 Financial Data Schedule

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Arguss Holdings, Inc.



         May 4, 2000               By: /s/ Rainer H. Bosselmann
                                       -----------------------------------------
                                           Rainer H. Bosselmann
                                           Chief Executive Officer

         May 4, 2000               By: /s/ Arthur F. Trudel
                                       -----------------------------------------
                                           Arthur F. Trudel
                                           Principal Financial Officer and
                                             Principal Accounting Officer