Form 10-Q
period 2000-06-30
ARGUSS COMMUNICATIONS INC
filed 2000-08-04
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


  For the quarterly period ended: June 30, 2000 Commission File Number: 0-19589
                                  -------------                         -------



                           ARGUSS COMMUNICATIONS, INC.
           ----------------------------------------------------------
                       (formerly "Arguss Holdings, Inc.")

             (Exact name of Registrant as specified in its Charter)


              Delaware                                02-0413153
  ---------------------------------      --------------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
  of incorporation of organization)


    One Church Street, Suite 302, Rockville, Maryland             20850
   -------------------------------------------------------- -----------------
    (Address of Principal Executive Offices)                   (Zip Code)


    Registrant's Telephone Number, including Area Code:       301-315-0027




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


  Yes:      X            No:_____
           ---




As of August 4, 2000, there were 14,143,686 shares of Common Stock, $ .01 par value per share, outstanding.

                           ARGUSS COMMUNICATIONS, INC.


                                      INDEX




   Part I - Financial Information:                                          Page

            Item 1 - Financial Statements


                     Consolidated Balance Sheets (Unaudited) -
                     June 30, 2000 and December 31, 1999                     3

                     Consolidated Statements of Operations (Unaudited)-
                     Three Months and Six Months Ended June 30, 2000
                     and June 30, 1999                                       4

                     Consolidated Statements of Cash Flows (Unaudited)-
                     Six Months Ended June 30, 2000 and June 30, 1999        5

                     Notes to Consolidated Financial Statements
                     (Unaudited)                                             7


            Item 2 - Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     12

            Item 3 - Quantitative and Qualitative Disclosure about
                     Market Risk                                             15

   Part II - Other Information                                               16

            Items 1 through 6

            Signatures

            Exhibits

                           ARGUSS COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30, 2000              Dec. 31, 1999
                                                        -------------              -------------
Assets

Current assets:
Cash                                                     $     230,000             $   5,498,000
Restricted cash from customer advances                         227,000                 1,752,000
Accounts receivable trade, net of allowance
  for doubtful accounts of $94,000  and
  $263,000 in 2000 and 1999, respectively                   59,890,000                37,775,000
Costs and earnings in excess of billings                    17,460,000                 6,825,000
Inventories                                                  5,527,000                 4,534,000
Other current assets                                         2,488,000                 1,732,000
Deferred income taxes                                        1,829,000                 1,829,000
                                                            ----------                ----------
  Total current assets                                      87,651,000                59,945,000

Property, plant and equipment, net                          45,023,000                37,048,000
Goodwill, net                                              127,480,000               102,208,000
                                                     -------------------    ----------------------
                                                         $ 260,154,000             $ 199,201,000
                                                     ===================    ======================

Liabilities and Stockholders' Equity

Current liabilities:

Current portion of long-term debt                        $   7,407,000             $   7,340,000
Short-term borrowings                                       72,010,000                35,000,000
Accounts payable                                            19,873,000                18,551,000
Billings in excess of costs and earnings                     2,067,000                     -
Customer advances                                               19,000                 1,201,000
Accrued expenses and other liabilities                      13,236,000                 9,496,000
Due to former shareholders of acquired companies                 -                       650,000
                                                     -------------------    ----------------------
   Total current liabilities                               114,612,000                72,238,000
                                                     -------------------    ----------------------

Long-term debt, excluding current portion                   16,378,000                19,423,000
Deferred income taxes                                        4,684,000                 4,425,000
                                                     -------------------    ----------------------
   Total liabilities                                       135,674,000                96,086,000
                                                     -------------------    ----------------------

Stockholders' equity:
Common stock $.01 par value                                    142,000                  130,000
Additional paid-in capital                                 110,028,000               92,598,000
Common stock issuable to former shareholders of
   acquired companies                                            -                      500,000
Retained earnings                                           14,310,000                9,887,000
                                                     -------------------    ----------------------
   Total stockholders' equity                              124,480,000              103,115,000
                                                     -------------------    ----------------------
                                                         $ 260,154,000            $ 199,201,000
                                                     ===================    ======================


The accompanying notes are an integral part of these financial statements.

                           ARGUSS COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                  June 30, 2000  June 30, 1999  June 30, 2000   June 30, 1999
                                                  -------------  -------------  -------------   -------------

Net sales                                      $   67,109,000     $47,880,000    $122,153,000    $89,614,000
Cost of sales, excluding depreciation              48,364,000      34,752,000      91,312,000     67,814,000
                                                   ----------      ----------     -----------     ----------
  Gross profit, excluding depreciation             18,745,000      13,128,000      30,841,000     21,800,000

Selling, general and administrative expenses        5,371,000       4,586,000      10,476,000      8,384,000
Depreciation                                        2,744,000       2,072,000       5,110,000      4,023,000
Goodwill amortization                               1,661,000       1,056,000       3,087,000      2,003,000
Non-cash stock compensation                           136,000              -          139,000              -
Engineering and development expenses                  264,000         356,000         501,000        684,000
                                                   ----------      ----------      ----------     ----------
  Operating income                                  8,569,000       5,058,000      11,528,000      6,706,000
                                                   ----------      ----------      ----------     ----------

Other income (expense):
  Interest income and other                            64,000         157,000         266,000        191,000
  Interest expense                                 (1,719,000)     (1,155,000)     (2,948,000)    (2,058,000)
                                                    ---------       ---------       ---------      ---------

Income before income taxes                          6,914,000       4,060,000       8,846,000      4,839,000
Income taxes                                       (3,138,000)     (1,984,000)     (4,423,000)    (2,662,000)
                                                    ---------       ---------       ---------      ---------
 Net Income                                         3,776,000       2,076,000       4,423,000      2,177,000
                                                    ---------       ---------       ---------      ---------

Earnings per common share:
                -basic                                   $.27            $.18            $.33           $.19
                                                         ====            ====            ====           ====
                -diluted                                 $.26            $.16            $.32           $.17
                                                         ====            ====            ====           ====


Weighted average shares outstanding:
                 - basic                           13,881,000      11,751,000      13,465,000     11,704,000
                                                  ===========      ==========     ===========     ==========
                 - diluted                         14,553,000      13,044,000      13,968,000     12,816,000
                                                  ===========      ==========     ===========     ==========


The accompanying notes are an integral part of these financial statements.

                           ARGUSS COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                              2000               1999
                                                              ----               ----
Cash flows from operating activities:
          Net income                                       $4,423,000     $ 2,177,000

Adjustments to reconcile net income to net
  Cash provided by (used in) operating activities:
     Depreciation                                           5,110,000       4,023,000
     Goodwill amortization                                  3,087,000       2,003,000
     Non-cash stock compensation                              139,000          -

Changes in assets and liabilities:
     Accounts receivable                                  (13,528,000)     10,046,000
     Costs and earnings in excess of billings             (10,292,000)    (20,182,000)
     Inventories                                             (177,000)        (29,000)
     Other current assets                                    (712,000)       (745,000)
     Accounts payable                                       3,246,000)      1,211,000
     Billings in excess of costs and earnings               2,067,000        (748,000)
     Accrued expenses and other liabilities                 3,472,000       3,486,000
                                                          -----------      -----------
        Net cash provided by (used in) operating
          activities                                       (9,657,000)      1,242,000
                                                          -----------      -----------


Cash flows from investing activities:
     Additions to property, plant and equipment            (4,309,000)      (8,553,000)
     Additional payment to former shareholders of
        acquired companies                                   (799,000)      (7,604,000)
     Purchase of telecom services companies, net          (16,055,000)      (1,750,000)
       Net cash used in investing activities              -----------      -----------
                                                          (21,163,000)     (17,907,000)
                                                           ----------      -----------

Cash flows from financing activities:
     Proceeds from lines of credit                         28,787,000       18,698,000
     Net repayments of lines of credit                     (3,728,000)      (4,054,000)
     Issuance of common stock                                 493,000          841,000
                                                           ----------      ------------
       Net cash provided by financing activities           25,552,000       15,485,000
                                                           ----------      ------------

     Net decrease in cash                                  (5,268,000)      (1,180,000)
                                                           ----------      ------------

     Cash at beginning of period                            5,498,000        1,819,000
                                                           ----------      ------------

     Cash at end of period                                $   230,000     $    639,000
                                                           ==========      ============
   (continued)

                           ARGUSS COMMUNICATIONS, INC.
                                  CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                               Six Months Ended June 30,
                                                               2000               1999
                                                               ----               ----

Supplemental disclosures of cash paid for:
Interest                                                  $ 2,571,000        $ 1,825,000
Corporate income taxes                                      4,083,000          1,392,000

Supplemental disclosure of
  investing and financing activities:

Fair value of assets acquired:

Accounts receivable                                        $8,586,000         $  872,000
Other current assets                                           44,000             36,000
Inventory                                                     816,000                -
Property and equipment                                      4,354,000            494,000
                                                          -----------         ----------
     Total non-cash assets                                 13,800,000          1,402,000

Liabilities                                                (4,943,000)          (271,000)
Long-term debt                                             (5,034,000)          (111,000)
                                                          -----------         ----------
Net non-cash assets acquired                                3,823,000          1,020,000

Cash acquired                                                 116,000               -
                                                          -----------         ----------
Fair value of net assets acquired                           3,939,000          1,020,000
Excess of costs over fair value
  of net assets acquired                                   28,323,000          2,767,000
                                                          -----------         ----------
Purchase price                                            $32,262,000         $3,787,000
                                                          ===========         ==========

Common stock issued                                       $16,207,000         $2,037,000
Cash paid                                                  16,171,000          1,750,000
Cash acquired                                                (116,000)              -
                                                         ------------         ----------
Purchase price                                            $32,262,000         $3,787,000
                                                         ============         ==========



The accompanying notes are an integral part of these consolidated financial statements.

                           ARGUSS COMMUNICATIONS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (Unaudited)


         A)       Organization

         The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT"). In May 2000, the Company changed its name from Arguss Holdings, Inc, to Arguss Communications, Inc.


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

         In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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



                                                              For the Three Months Ended June 30:

                                                        2000                                      1999
                                                        ----                                      ----
                                           Income                   Net              Income                     Net
                                         per Share     Shares      Income           per Share     Shares       Income
                                         ---------     ------      -------          ---------     ------       ------

Basic                                       $.27    13,881,000   $3,776,000        $  .18      11,751,000   $2,076,000
Effect of stock options
    and warrants                            (.01)      672,000        -              (.01)        593,000         -
Effect of additional shares
   to be issued for purchase
   of telecom services
   company                                    -           -           -              (.01)        700,000         -
                                            ----    ----------   ----------          -----     -----------   -----------
Diluted                                     $.26    14,553,000   $3,776,000        $  .16      13,044,000    $2,076,000
                                            ====    ==========   ==========          =====     ===========   ===========


                                                              For the Six Months Ended June 30:

                                                        2000                                      1999
                                                        ----                                      ----
                                           Income                   Net              Income                     Net
                                         per Share     Shares      Income           per Share     Shares       Income
                                         ---------     ------      -------          ---------     ------       ------

Basic                                       $.33    13,465,000   $4,423,000        $  .19      11,704,000    $2,177,000
Effect of stock options
    and warrants                            (.01)      503,000        -              (.01)        561,000          -
Effect of additional shares
   to be issued for purchase
   of telecom services
   company                                    -           -           -              (.01)        551,000          -
                                            ----    ----------   ----------          -----     -----------   -----------
Diluted                                     $.32    13,968,000   $4,423,000        $  .17      12,816,000    $2,177,000
                                            ====    ==========   ==========          =====     ===========   ===========



         E)       Contract Accounting

         The retainage included in accounts receivable, representing amounts withheld by contract with respect to ACG accounts receivable, was $4,444,000 and $3,973,000 at June 30, 2000 and December 31, 1999, respectively. The Company expects to collect substantially all the retainage within one year.

                                            June 30, 2000     December  31, 1999
                                            -------------     ------------------

Costs incurred on uncompleted contracts       $63,885,000       $90,798,000
Estimated earnings                             14,384,000        15,338,000
                                              -----------       -----------
                                               78,269,000       106,136,000
Less: Billings to date                         62,876,000        99,311,000
                                              -----------       -----------
                                              $15,393,000       $ 6,825,000
                                              ===========       ===========

Included in accompanying balance sheets
  under the following caption:
Costs and earnings in excess of billings      $17,460,000       $ 6,825,000
                                              -----------
Billings in excess of costs and earnings       (2,067,000)            -
                                              -----------       ------------

                                              $15,393,000       $ 6,825,000
                                              ===========       ============
         F)       Acquisitions

         The Company, through ACG, actively pursues acquisitions in the telecom infrastructure services industry. During the first six months of 2000, the Company made three acquisitions. The combined purchase price was approximately $16 million in cash and 1,015,000 shares of the Company's common stock, plus the assumption of debt. The acquisitions were accounted for as purchases, and the results of operations of the acquired companies are included in the consolidated results of the Company from effective dates of acquisition. Approximately $28.3 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase price to the fair value of assets acquired and liabilities assumed. During the first six months of 2000, the Company also made an additional payment to former shareholders of an acquired telecom services company of $799,000 in cash and 13,000 shares of the Company's common stock in accordance with the provisions of the purchase agreement.


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

                                                        Three Months Ended
                                                           June 30, 2000
                                      Telecom
                                      Services      Manufacturing   All Other        Total
                                      --------      -------------   ---------        -----

External sales                     $ 61,257,000      $ 5,852,000        -         $ 67,109,000
Cost of sales, excluding
   depreciation                      43,966,000        4,398,000        -           48,364,000
                                   ------------     ------------                  ------------
Gross profit, excluding
   depreciation                      17,291,000        1,454,000        -           18,745,000
Operating expenses,
   excluding depreciation             4,139,000        1,234,000       (2,000)       5,371,000
Depreciation                          2,702,000           40,000        2,000        2,744,000
Goodwill amortization                 1,661,000             -           -            1,661,000
Non-cash compensation expense            59,000             -          77,000          136,000
Engineering and development                -             264,000        -              264,000
Interest and other income               (60,000)          (4,000)       -              (64,000)
Interest expense                      1,663,000           56,000        -            1,719,000
                                   ------------     ------------   -----------    -------------
Pretax income (loss)               $  7,127,000        ($136,000)    ($77,000)    $  6,914,000
                                   ============     ============   ===========    =============

Capital expenditures               $  1,830,000      $     5,000        -         $  1,835,000
                                   ============     ============   ===========    =============
Property, plant and equipment,
  net                              $ 43,803,000      $ 1,201,000   $    19,000    $ 45,023,000
                                   ============     ============   ===========    =============

Total assets                       $246,383,000      $11,321,000   $ 2,450,000    $260,154,000
                                   ============     ============   ===========    =============

Total liabilities                  $115,534,000      $ 9,265,000   $10,875,000    $135,674,000
                                   ============     ============   ===========    =============

                                                       Three Months Ended
                                                           June 30, 1999
                                      Telecom
                                      Services      Manufacturing   All Other        Total
                                      --------      -------------   ---------        -----



External sales                     $ 43,858,000      $ 4,022,000         -        $ 47,880,000
Cost of sales, excluding
   depreciation                      31,937,000        2,815,000         -          34,752,000
                                   ------------      -----------   -----------    ------------

Gross profit, excluding
   depreciation                      11,921,000        1,207,000         -          13,128,000
Operating expenses,
   excluding depreciation             3,175,000        1,258,000       153,000       4,586,000
Depreciation                          2,019,000           53,000         -           2,072,000
Goodwill amortization                 1,056,000             -            -           1,056,000
Engineering and development                -             356,000         -             356,000
Interest and other income              (153,000)          (1,000)       (3,000)       (157,000)
Interest expense                      1,099,000           56,000         -           1,155,000
                                   ------------      -----------   -----------    ------------
Pretax income (loss)               $  4,725,000       ($ 515,000)    ($150,000)   $  4,060,000
                                   ============      ===========   ===========    ============

Capital expenditures               $  4,783,000      $   129,000         -        $  4,912,000
                                   ============      ===========   ===========    ============
Property, plant and equipment, net $ 34,832,000      $ 1,314,000   $    25,000    $ 36,171,000
                                   ============      ===========   ===========    ============

Total assets                       $156,986,000      $ 9,664,000   $ 2,266,000    $168,916,000
                                   ============      ===========   ===========    ============

Total liabilities                  $ 72,088,000      $ 5,345,000   $ 8,871,000    $ 86,304,000
                                   ============      ===========   ===========    ============

                                                         Six Months Ended
                                                           June 30, 2000
                                      Telecom
                                      Services      Manufacturing   All Other        Total
                                      --------      -------------   ---------        -----


External sales                     $110,828,000      $11,325,000         -        $122,153,000
Cost of sales, excluding
   depreciation                      82,668,000        8,644,000         -          91,312,000
                                   ------------      -----------   -----------    ------------
Gross profit, excluding
   depreciation                      28,160,000        2,681,000         -          30,841,000
Operating expenses,
   excluding depreciation             7,908,000        2,574,000        (6,000)     10,476,000
Depreciation                          5,026,000           79,000         5,000       5,110,000
Goodwill amortization                 3,087,000            -             -           3,087,000
Non-cash compensation expense            62,000            -            77,000         139,000
Engineering and development                -             501,000         -             501,000
Interest and other income              (259,000)          (7,000)        -            (266,000)
Interest expense                      2,823,000          124,000         1,000       2,948,000
                                      ---------      -----------   -----------    ------------
Pretax income (loss)               $  9,513,000        ($590,000)     ($77,000)   $  8,846,000
                                    ===========      ===========   ===========    ============

Capital expenditures               $  4,299,000      $     8,000   $     2,000    $  4,309,000
                                    ===========      ===========   ===========    ============
Property, plant and equipment,
net                                $ 43,803,000      $ 1,201,000   $    19,000    $ 45,023,000
                                   ============      ===========   ===========    ============

Total assets                       $246,383,000      $11,321,000   $ 2,450,000    $260,154,000
                                   ============      ===========   ===========    ============

Total liabilities                  $115,534,000      $ 9,265,000   $10,875,000    $135,674,000
                                   ============      ===========   ===========    ============

                                                       Six Months Ended
                                                        June 30, 1999
                                      Telecom
                                      Services      Manufacturing   All Other        Total
                                      --------      -------------   ---------        -----


External sales                     $ 81,663,000      $  7,951,000       -         $ 89,614,000
Cost of sales, excluding
   depreciation                      62,518,000         5,296,000       -           67,814,000
                                   ------------      ------------  -----------    ------------
Gross profit, excluding
   depreciation                      19,145,000         2,655,000       -           21,800,000
Operating expenses,
   excluding depreciation             5,819,000         2,367,000      198,000       8,384,000
Depreciation                          3,917,000           106,000       -            4,023,000
Goodwill amortization                 2,003,000              -          -            2,003,000
Engineering and development                -              684,000       -              684,000
Interest and other income              (177,000)             -         (14,000)       (191,000)
Interest expense                      1,953,000           105,000       -            2,058,000
                                   ------------      ------------  -----------    ------------
Pretax income (loss)               $  5,630,000        ($ 607,000)   ($184,000)     $4,839,000
                                   ============      ============  ===========    ============

Capital expenditures               $  8,422,000      $    131,000        2,000    $  8,553,000
                                   ============      ============  ===========    ============
Property, plant and equipment,
net                                $ 34,832,000      $  1,314,000  $    25,000    $ 36,171,000
                                   ============      ============  ===========    ============

Total assets                       $156,986,000      $  9,664,000  $ 2,266,000    $168,916,000
                                   ============      ============  ===========    ============

Total liabilities                  $ 72,088,000      $  5,345,000  $ 8,871,000    $ 86,304,000
                                   ============      ============  ===========    ============



         H)       Bank Financing

         In March 2000, the Company increased its availability under credit facilities with banks. The Company expanded the revolving credit facility to $150 million from $100 million. The Company continues to pledge the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company intends to use the credit facility to provide working capital to finance acquisitions, the purchase of capital assets and for other corporate purposes. The credit facility also contains a $30 million, in original notional amount, amortizing five-year term facility. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term maturing on March 19, 2003, and is renewable for up to one additional year.

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

         To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. At June 30, 2000, the market value of the swap, which expires with the maturity of the debt on March 1, 2004, was approximately $434,000. During the six months ended June 30, 2000, the Company's receipts under the interest rate swap aggregated approximately $78,000.

                           ARGUSS COMMUNICATIONS, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT"). In May 2000, the Company changed its name from Arguss Holdings, Inc, to Arguss Communications, Inc.

Three Months Ended June 30, 2000, Compared to Three Months Ended June 30, 1999

         The Company had consolidated earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $13,174,000 for the three months ended June 30, 2000, compared to $8,343,000 for the same period one year ago. For the three months ended June 30, 2000, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 19.6%, compared to 17.4% for the comparable period in 1999. ACG had EBITDA of $13,212,000 for the three months ended June 30, 2000, compared to $8,899,000 for the same period in 2000. ACG achieved an EBITDA margin of 21.6% for the three months ended June 30, 2000 and 20.3% for the three months ended June 30,1999. ACG's strong EBITDA margin performance was combined with continued strong revenue growth and improved gross margin results as discussed below

         The Company had consolidated net income of $3,776,000 for the three months ended June 30, 2000, compared to $2,076,000 for the three months ended June 30, 1999. The Company's results were favorably impacted by improved performance of telecom infrastructure projects located in New England and California.

         Consolidated net sales for the three months ended June 30, 2000 were approximately $67,109,000, compared to approximately $47,880,000 for the three months ended June 30, 1999, an increase of 40%. Acquisitions contributed $11,924,000 to this increase. Operations owned for at least one year had a net sales increase of $7,305,000 or 15% for the three months ended June 30, 2000.

         Consolidated gross profit margin, excluding depreciation, was 28% of sales for the three months ended June 30, 2000, compared to 27% for the three months ended June 30, 1999. The improvement in margins is due to ACG, whose aforementioned projects located in New England achieved greater sales volume and margins for the three months ended June 30, 2000.

         Consolidated selling, general and administrative expenses for the three months ended June 30, 2000 were $5,371,000 or 8% of net sales, compared to $4,586,000 for the three months ended June 30, 1999 or 9.5% of net sales. Conceptronic reduced selling, general and administrative expenses through cost controls concurrent with an increase in revenues. ACG has maintained selling, general and administrative costs at 6% of net sales in both periods.

         Depreciation expense increased to $2,744,000 for the three months ended June 30, 2000, compared to $2,072,000 for the three months ended June 30, 1999 due primarily to ACG which made significant equipment acquisitions during calendar year 1999, and during the six months ended June 30, 2000. Equipment is depreciated over sixty months. Depreciation expense from companies acquired after June 30, 1999 was $290,000 during the three months ended June 30, 2000.

         Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $1,661,000 from $1,056,000 from the comparable period one year ago due primarily to acquisitions made subsequent to June 30, 1999 and an additional payment made to former shareholders of an acquired company made in November 1999. The additional payment earned under the terms of the purchase agreement was approximately $23 million and was recorded as an increase in goodwill. The increased goodwill, amortized over the remaining amortization period, increased goodwill amortization during the three months ended June 30, 2000 by $299,000. The Company also recorded approximately $36 million in additional goodwill since June 30, 1999 related to four acquisitions. Amortization expense on the goodwill related to these acquisitions was $363,000 for the three months ended June 30, 2000.

         Interest  expense  for  the  three  months  ended  June  30,  2000  was
$1,719,000,  compared  to  $1,155,000  for the  comparable  period in 1999.  ACG interest expense increased for the three months ended June 30, 2000, due primarily to the purchase of, and additional payments to, telecom service companies which were partially financed through bank lines of credit and due to increased use of financing lines for the capital assets purchased in support of ACG's revenue growth. Higher interest rates related to the revolving credit line during the three months ended June 30, 2000, compared to the three months ended June 30, 1999, also contributed to higher interest expense, as relevant rates increased approximately 100 basis points from the period in 1999 to 2000. (See discussion of expanded bank credit facilities in Liquidity and Capital Resources.)

         Income tax expense was $3,138,000 for the three months ended June 30, 2000, compared to $1,984,000 in income tax expense for the three months ended June 30, 1999. The effective income tax rate was 45% and 48% for the three months ended June 30, 2000 and 1999, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income. During the three months ended June 30, 2000 and 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income.

Six Months Ended June 30, 2000, Compared to Six Months Ended June 30, 1999

         The Company had consolidated earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $20,130,000 for the six months ended June 30, 2000, compared to $12,923,000 for the same period one year ago. For the six months ended June 30, 2000, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 16.5%, compared to 14.4% for the comparable period in 1999. ACG had EBITDA of $20,511,000 for the six months ended June 30, 2000, compared to $13,502,000 for the same period in 2000. ACG achieved an EBITDA margin of 18.5% for the six months ended June 30, 2000 and 16.5% for the six months ended June 30,1999. ACG's strong EBITDA margin performance was combined with continued strong revenue growth and improved gross margin results as discussed below

         The Company had consolidated net income of $4,423,000 for the six months ended June 30, 2000, compared to $2,177,000 for the six months ended June 30, 1999. The Company's results were favorably impacted by improved performance of telecom infrastructure projects located in New England and California.

         Consolidated net sales for the six months ended June 30, 2000 were approximately $122,153,000, compared to approximately $89,614,000 for the six months ended June 30, 1999, an increase of 36% due, in part, to acquisitions. Acquisitions contributed $15,284,000 to this increase. Operations owned for at least one year had a net sales increase of $17,255,000 or 19% for the six months ended June 30, 2000.

         Consolidated gross profit margin, excluding depreciation, was 25% of sales for the six months ended June 30, 2000, compared to 24% for the six months ended June 30, 1999. The improvement in margins is due to ACG, whose telecom infrastructure projects located in New England had improved margins for the six months ended June 30, 2000.

         Consolidated selling, general and administrative expenses for the six months ended June 30, 2000 were $10,476,000, compared to $8,384,000 for the six months ended June 30, 1999 or approximately 9% of net sales in both years. The increase in expense is consistent with revenue growth.

         Depreciation expense increased to $5,110,000 for the six months ended June 30, 2000, compared to $4,023,000 for the six months ended June 30, 1999 due primarily to ACG which made significant equipment acquisitions during calendar year 1999, and during the six months ended June 30, 2000. The equipment is depreciated over sixty months. Depreciation expense from companies acquired after June 30, 1999 was $344,000 during the six months ended June 30, 2000.

         Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $3,087,000 from $2,003,000 from the comparable period one year ago due primarily to acquisitions made subsequently to June 30, 1999, and an additional payment made to former shareholders of an acquired company made in November 1999. The additional payment earned under the terms of the purchase agreement was approximately $23 million and was recorded as an increase in goodwill. The increased goodwill, amortized over the remaining amortization period, increased goodwill amortization during the six months ended June 30, 2000 by $597,000. The Company also recorded approximately $36 million in additional goodwill since June 30, 1999 related to four acquisitions. Amortization expense of the goodwill related to these acquisitions was $490,000 for the six months ended June 30, 2000.

         Interest expense for the six months ended June 30, 2000 was $2,948,000, compared to $2,058,000 for the comparable period in 1999. The ACG interest expense increased for the six months ended June 30, 2000, due primarily to the purchase of, and additional payments to, telecom service companies which were partially financed through bank lines of credit and due to increased use of financing lines for the capital assets purchased in support of ACG's revenue growth. (See discussion of expanded bank credit facilities in Liquidity and Capital Resources.)

         Income tax expense was $4,423,000 for the six months ended June 30, 2000, compared to $2,662,000 in income tax expense for the six months ended June 30, 1999. The effective income tax rate was 50% and 55% for the six months ended June 30, 2000 and 1999, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income. During the six months ended June 30, 2000 and 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income.


Liquidity and Capital Resources

         Net cash used by operations for the six months ended June 30, 2000 was $9,657,000 compared with $1,242,000 of cash provided by operations for the six months ended June 30, 1999. The increase in cash used in operating activities is due to the increased revenue generated by a greater volume of ACG projects that caused an increase in accounts receivable and costs and earnings in excess of billings. In addition, ACG improved its timely collection of 1999 accounts receivable prior to December 31, 1999 compared to the prior year when ACG collected many of its 1998 receivables in the six months ended June 30, 1999

         Net cash used for investing activities for the six months ended June 30, 2000 was $21,163,000, compared to $17,907,000 in the comparable period of 1999. Of the 2000 investing activities, $16,055,000 was used to make acquisitions compared to $1,750,000 in 1999 when one acquisition was made. In 2000, pursuant to the provisions of the purchase agreements, $799,000 was paid to former shareholders of acquired companies, compared to $7,604,000 in 1999. In 2000, $4,309,000 was spent on capital equipment acquisitions compared to $8,553,000 in 1999. The decrease from 1999 reflects a timing difference in the capital asset purchases. The Company has budgeted a similar level of expenditure for 2000 as for 1999, when the Company had approximately $13.5 million in capital expenditures.

         Net cash provided by financing activities was $25,552,000 for the six months ended June 30, 2000, compared to net cash provided by financing activities of $15,485,000 for the comparable period in 1999. The financing activity in 2000 reflects that the proceeds from the Company's credit line in 2000 used for acquisitions.

         In March 2000, the Company increased its availability under credit facilities with banks. The Company expanded the revolving credit facility to $150 million from $100 million. The Company continues to pledge the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company intends to use the credit facility to provide working capital to finance acquisitions and the purchase of capital assets and for other corporate purposes. The credit facility also contains a $30 million, in original notional amount, amortizing five-year term facility. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term, maturing on March 19, 2003, and is renewable for up to one additional year.

         To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. At

March 31, 2000, the market value of the swap, which expires with the maturity of the debt on March 1, 2004, was approximately $316,000. During the six months ended March 31, 2000, the Company's receipts under the interest rate swap aggregated approximately $78,000.

         At June 30, 2000 the Company has entered into two letters of intent to purchase telecommunications services companies. The aggregate purchase price of these two acquisitions will be approximately $8,000,000, plus the assumption of debt. Half of that amount, or $8,000,000, will be paid in cash and half will be satisfied by issuance of the Company's common stock. The Company will finance the cash portion of the purchase price utilizing the existing lines of credit. The Company expects to close these purchases by the end of the third quarter 2000. At June 30, 2000, the Company had $48,000,000 available under its existing credit facility.

         The Company's telecom infrastructure services operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by ACG, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and are slow to return to expected production levels in the first quarter of the subsequent fiscal period.

         In June 1998, the Financial Accounting Standards Board issued SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designations. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133". As amended, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 by January 1, 2001. Adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

         In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable-term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $21,250,000 variable-rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA.

         Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed-rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $316,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

                           ARGUSS COMMUNICATIONS, INC.

                                     PART II
                                Other Information

     Items 1, 2, 3, and 5:   Not Applicable.

     Item 4. Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of stockholders in Boston, Massachusetts on May 18, 2000. The following sets forth matters submitted to a vote of the stockholders at the annual meeting:

(a) Seven members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified. The following seven individuals were elected to the Board of Directors by the holders of common stock of the Company:
Rainer H. Bosselmann, DeSoto S. Jordan, Jr., Daniel A. Levinson, Richard S. Perkins, Jr., Garry A. Prime, James W. Quinn and Peter L. Winslow.

         Messrs. Bosselmann, Levinson, Perkins and Prime were elected by a vote of 11,251,712 shares, with 160,849 votes withheld. Messrs. Jordan, Quinn and Winslow were elected by a vote of 11,251,612 shares, with 160,949 votes withheld.

(b) The stockholders ratified the appointment of KPMG LLP to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 2000, by a vote of 11,402,514 shares of common stock, with 8,885 shares of common stock voting against and 1,162 shares of common stock abstaining.

(c) The stockholders ratified the change of the name of the Company from Arguss Holdings, Inc. to Arguss Communications, Inc. by a vote of 11,410,229 shares of common, with 1,000 shares of common stock voting against and 1,332 shares of common stock abstaining.

(d) The stockholders ratified the increase in the authorized number of common shares of the Company from 20,000,000 to 30,000,000 by a vote of 11,247,325 shares of common, with 162,524 shares of common stock voting against and 2,712 shares of common stock abstaining.

(e) The stockholders ratified the increase in the authorized number of common shares available for issuance under the Company's stock option plan from 2,400,000 to 5,000,000 by a vote of 7,668,719 shares of common stock, with 703,926 shares of common stock voting against and 3,032,604 shares of common stock abstaining.

     Item 6:  Exhibits and Reports on form 8-K

         (a)  27  Financial  Data Schedule

         (b)  Reports on Form 8-K

         In a Report on Form 8-K dated June 9, 2000, the Company  reported under
Item 2 "Acquisition or Disposition of Assets," the acquisition by the Company, through a wholly owned subsidiary, of U.S. Communications, Inc ("USC").

     Financial statements of business acquired: Audited balance sheet of USC as of December 31, 1999 and related statements of income and retained earnings and cash flow for the year ended December 31, 1999.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Arguss Communications, Inc.



           August 4, 2000               By:  \\ Rainer H. Bosselmann
                                             -----------------------------------
                                             Rainer H. Bosselmann
                                             Chief Executive Officer



           August 4, 2000               By:  \\ Arthur F. Trudel
                                             -----------------------------------
                                             Arthur F. Trudel
                                             Principal Financial Officer and
                                             Principal Accounting Officer