Form 10-Q
period 2000-09-30
ARGUSS COMMUNICATIONS INC
filed 2000-11-01
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                   Quarterly Report under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


               For the quarterly period ended: September 30, 2000
                                               ------------------

                        Commission File Number: 0-19589
                                                -------


                           ARGUSS COMMUNICATIONS, INC.
           ----------------------------------------------------------
                       (formerly "Arguss Holdings, Inc.")

             (Exact name of Registrant as specified in its Charter)


                    Delaware                                   02-0413153
        ---------------------------------               ------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation of organization)                 Identification Number)


 One Church Street, Suite 302, Rockville, Maryland                20850
---------------------------------------------------            -----------
     (Address of Principal Executive Offices)                   (Zip Code)


Registrant's Telephone Number, including Area Code:            301-315-0027




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


As of November 1, 2000, there were 14,254,813 shares of Common Stock, $ .01 par value per share, outstanding.

                           ARGUSS COMMUNICATIONS, INC.


                                      INDEX


Part I - Financial Information:                                             Page
                                                                            ----

         Item 1 - Financial Statements


                  Consolidated Balance Sheets (Unaudited) -
                  September 30, 2000 and December 31, 1999                     3

                  Consolidated Statements of Operations (Unaudited) -
                  Three Months and Nine Months Ended September 30, 2000
                  and September 30, 1999                                       4

                  Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended September 30, 2000 and
                  September 30, 1999                                           5

                  Notes to Consolidated Financial Statements
                  (Unaudited)                                                  7


         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         12

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk   15

Part II - Other Information                                                   16

         Items 1 through 6

         Signatures

         Exhibits

                           ARGUSS COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       Sept. 30,      Dec. 31,
                                                          2000          1999
                                                     ------------   ------------
Assets

Current assets:
Cash                                                 $  2,882,000   $  5,498,000
Restricted cash from customer advances                    219,000      1,752,000
Accounts receivable trade, net of allowance
  for doubtful accounts of $118,000 and
  $108,000 in 2000 and 1999, respectively              70,462,000     37,775,000
Costs and earnings in excess of billings               21,449,000      6,825,000
Inventories                                             5,298,000      4,534,000
Other current assets                                    2,478,000      1,732,000
Deferred income taxes                                   1,829,000      1,829,000
                                                     ------------   ------------
    Total current assets                              104,617,000     59,945,000

Property, plant and equipment, net                     46,753,000     37,048,000
Goodwill, net                                         129,413,000    102,208,000
                                                     ------------   ------------
                                                     $280,783,000   $199,201,000
                                                     ============   ============

Liabilities and Stockholders' Equity

Current liabilities:

Current portion of long-term debt                    $  7,357,000   $  7,340,000
Short-term borrowings                                  77,064,000     35,000,000
Accounts payable                                       25,811,000     18,551,000
Billings in excess of costs and earnings                2,638,000           --
Customer advances                                           4,000      1,201,000
Accrued expenses and other liabilities                 15,888,000      9,496,000
Due to former shareholders of acquired companies          995,000        650,000
                                                     ------------   ------------
    Total current liabilities                         129,757,000     72,238,000
                                                     ------------   ------------

Long-term debt, excluding current portion              14,512,000     19,423,000
Deferred income taxes                                   4,684,000      4,425,000
                                                     ------------   ------------
    Total liabilities                                 148,953,000     96,086,000
                                                     ------------   ------------

Stockholders' equity:
Common stock $.01 par value                               143,000        130,000
Additional paid-in capital                            111,774,000     92,598,000
Common stock issuable to former shareholders
  of acquired companies                                   995,000        500,000
Retained earnings                                      18,918,000      9,887,000
                                                     ------------   ------------
    Total stockholders' equity                        131,830,000    103,115,000
                                                     ------------   ------------
                                                     $280,783,000   $199,201,000
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                                           ARGUSS COMMUNICATIONS, INC.

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                      Three Months Ended                Nine Months Ended
                                              Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999
                                              --------------   --------------   --------------   --------------

Net sales                                      $  78,532,000    $  53,351,000    $ 200,685,000    $ 142,965,000
Cost of sales, excluding depreciation             56,261,000       39,642,000      147,573,000      107,456,000
                                               -------------    -------------    -------------    -------------
  Gross profit, excluding depreciation            22,271,000       13,709,000       53,112,000       35,509,000

Selling, general and administrative expenses       5,794,000        3,904,000       16,270,000       11,990,000
Depreciation                                       3,016,000        2,195,000        8,127,000        6,219,000
Goodwill amortization                              1,786,000        1,208,000        4,874,000        3,211,000
Non-cash stock compensation                          193,000             --            332,000             --
Engineering and development expenses                 309,000          322,000          809,000        1,006,000
                                               -------------    -------------    -------------    -------------
  Operating income                                11,173,000        6,080,000       22,700,000       13,083,000
                                               -------------    -------------    -------------    -------------

Other income (expense):
  Interest income and other                          134,000          186,000          400,000          380,000
  Interest expense                                (2,090,000)      (1,113,000)      (5,036,000)      (3,168,000)
                                               -------------    -------------    -------------    -------------

Income before income taxes                         9,217,000        5,153,000       18,064,000       10,295,000
Income taxes                                      (4,609,000)      (2,301,000)      (9,032,000)      (5,267,000)
                                               -------------    -------------    -------------    -------------
  Net Income                                   $   4,608,000    $   2,852,000    $   9,032,000    $   5,028,000
                                               =============    =============    =============    =============

Earnings per common share:
               -basic                                  $ .32            $ .24            $ .66            $ .43
                                                       =====            =====            =====            =====
               -diluted                                $ .31            $ .22            $ .63            $ .39
                                                       =====            =====            =====            =====


Weighted average shares outstanding:
               - basic                            14,205,000       11,889,000       13,779,000       11,798,000
                                                  ==========       ==========       ==========       ==========
               - diluted                          14,908,000       13,169,000       14,343,000       12,935,000
                                                  ==========       ==========       ==========       ==========


The accompanying notes are an integral part of these financial statements.

                           ARGUSS COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine Months Ended Sept. 30,
                                                        2000            1999
                                                        ----            ----

Cash flows from operating activities:
    Net income                                     $  9,032,000    $  5,028,000

Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation                                      8,127,000       6,219,000
    Goodwill amortization                             4,874,000       3,211,000
    Non-cash stock compensation                         332,000            --

Changes in assets and liabilities:
    Accounts receivable                             (20,994,000)       (994,000)
    Costs and earnings in excess of billings        (14,058,000)    (13,630,000)
    Inventories                                         110,000       1,508,000
    Other current assets                                (32,000)       (367,000)
    Accounts payable                                    370,000       2,886,000
    Billings in excess of costs and earnings          2,638,000        (748,000)
    Accrued expenses and other liabilities            6,060,000       6,166,000
                                                   ------------    ------------
      Net cash provided by (used in)
        operating activities                         (3,541,000)      9,279,000
                                                   ------------    ------------


Cash flows from investing activities:
    Additions to property, plant and equipment (13,052,000) (11,224,000) Additional payment to former shareholders
      of acquired companies                            (799,000)     (7,604,000)
    Purchase of telecom services companies, net     (17,166,000)     (2,517,000)
                                                   ------------    ------------
      Net cash used in investing activities         (31,017,000)    (21,345,000)
                                                   ------------    ------------


Cash flows from financing activities:
    Net proceeds from lines of credit                36,524,000      19,709,000
    Repayments of long-term debt                     (6,004,000)     (6,887,000)
    Issuance of common stock                          1,422,000       1,103,000
                                                   ------------    ------------
      Net cash provided by financing activities      31,942,000      13,295,000
                                                   ------------    ------------

    Net decrease in cash                             (2,616,000)      1,859,000
                                                   ------------    ------------
    Cash at beginning of period                       5,498,000       1,819,000
                                                   ------------    ------------
    Cash at end of period                          $  2,882,000    $  3,678,000
                                                   ============    ============


                                   (continued)

                           ARGUSS COMMUNICATIONS, INC.
                                  CONSOLIDATED
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                    Nine Months Ended Sept. 30,
                                                        2000            1999
                                                        ----            ----

Supplemental disclosures of cash paid for:
Interest                                           $  4,764,000    $  2,774,000
Corporate income taxes                                7,105,000       1,687,000

Supplemental disclosure of
  investing and financing activities:

Fair value of assets acquired:

Accounts receivable                                $ 11,923,000    $  1,154,000
Other current assets                                    714,000          52,000
Inventory                                               874,000            --
Property and equipment                                4,780,000         792,000
                                                   ------------    ------------
    Total non-cash assets                            18,291,000       1,998,000

Liabilities                                          (6,866,000)       (350,000)
Long-term debt                                       (7,203,000)       (111,000)
                                                   ------------    ------------
Net non-cash assets acquired                          4,222,000       1,537,000

Cash acquired                                           116,000            --
                                                   ------------    ------------
Fair value of net assets acquired                     4,338,000       1,537,000
Excess of costs over fair value
  of net assets acquired                             31,993,000      25,671,000
                                                   ------------    ------------
Purchase price                                     $ 36,331,000    $ 27,208,000
                                                   ============    ============

Common stock issued                                $ 17,175,000    $  2,037,000
Cash paid, net                                       17,166,000       2,517,000
Amounts due to former shareholders
  of acquired companies                                 995,000      11,745,000
Common stock issuable to former
  shareholders of acquired companies                    995,000      10,909,000
                                                   ------------    ------------
Purchase price                                     $ 36,331,000    $ 27,208,000
                                                   ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                           ARGUSS COMMUNICATIONS, INC.
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


     A)   Organization
          ------------

     The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications, wireless and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT"). In May 2000, the Company changed its name from Arguss Holdings, Inc, to Arguss Communications, Inc.


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

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

                                            For the Three Months Ended September 30:
                                           2000                                 1999
                                           ----                                 ----
                              Income                     Net       Income                     Net
                             Per Share    Shares        Income    Per Share    Shares        Income
                             ---------    ------        ------    ---------    ------        ------
Basic                          $ .32    14,205,000    $4,608,000    $ .24    11,889,000    $2,852,000
Effect of stock options
  and warrants                  (.01)      665,000          --       (.01)      522,000          --
Effect of additional shares
  to be issued for purchase
  of telecom services
  company                        --         38,000          --       (.01)      758,000          --
                               -----    ----------    ----------    -----    ----------    ----------
Diluted                        $ .31    14,908,000    $4,608,000    $ .22    13,169,000    $2,852,000
                               =====    ==========    ==========    =====    ==========    ==========


                                             For the Nine Months Ended September 30:
                                           2000                                 1999
                                           ----                                 ----
                              Income                     Net       Income                     Net
                             Per Share    Shares        Income    Per Share    Shares        Income
                             ---------    ------        ------    ---------    ------        ------
Basic                          $ .66    13,779,000    $9,032,000    $ .43    11,798,000    $5,028,000
Effect of stock options
  and warrants                  (.03)      540,000          --       (.02)      498,000          --
Effect of additional shares
  to be issued for purchase
  of telecom services
  company                        --         24,000          --       (.02)      649,000          --
                               -----    ----------    ----------    -----    ----------    ----------
Diluted                        $ .63    14,343,000    $9,032,000    $ .39    12,935,000    $5,028,000
                               =====    ==========    ==========    =====    ==========    ==========


     E)   Contract Accounting
          -------------------

     The retainage included in accounts receivable, representing amounts withheld by contract with respect to ACG accounts receivable, was $7,252,000 and $3,973,000 at September 30, 2000 and December 31, 1999, respectively. The Company expects to collect substantially all the retainage within one year.

                                                   Sept. 30,        December 31,
                                                     2000              1999
                                                 -------------     -------------

Costs incurred on uncompleted contracts          $  86,224,000     $  90,798,000
Estimated earnings                                  23,201,000        15,338,000
                                                 -------------     -------------
                                                   109,425,000       106,136,000
Less: Billings to date                              90,614,000        99,311,000
                                                 -------------     -------------
                                                 $  18,811,000     $   6,825,000
                                                 =============     =============

Included in accompanying balance sheets
  under the following caption:
Costs and earnings in excess of billings         $  21,449,000     $   6,825,000
                                                 -------------     -------------
Billings in excess of costs and earnings            (2,638,000)             --
                                                 -------------     -------------

                                                 $  18,811,000     $   6,825,000
                                                 =============     =============


     F)   Acquisitions
          ------------

     The Company, through ACG, actively pursues acquisitions in the telecom infrastructure services industry. During the first nine months of 2000, the Company made four acquisitions. The combined purchase price was $17.2 million in cash and 1,070,000 shares of the Company's common stock, plus the assumption of $7.2 million of debt. The acquisitions were accounted for as purchases, and the results of operations of the acquired companies are included in the consolidated results of the Company from effective dates of acquisition. $32.0 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase price to the fair value of assets acquired and liabilities assumed. The purchase agreement of a telecom infrastructure services company acquired during the third quarter of 2000 contains provisions for an additional payment by the Company to former shareholders to be satisfied by the Company's common stock and cash. The additional payment, which will be paid during the fourth quarter of 2000, will aggregate $995,000 in cash and 56,000 shares of the Company's common stock. During the first nine months of 2000, the Company also made an additional payment to the former shareholders of a telecom infrastructure services company, acquired in 1999, of $799,000 in cash and 13,000 shares of the Company's common stock in accordance with the provisions of the purchase agreement. Additional payments earned under the terms of the agreements are recorded as an increase in goodwill.


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

                                                         Three Months Ended
                                                         September 30, 2000
                                                         ------------------

                                         Telecom
                                         Services      Manufacturing     All Other           Total
                                         --------      -------------     ---------           -----
External sales                       $   73,490,000   $    5,042,000             --     $   78,532,000
Cost of sales, excluding
  depreciation                           52,292,000        3,969,000             --         56,261,000
                                     --------------   --------------   --------------   --------------
Gross profit, excluding
  depreciation                           21,198,000        1,073,000             --         22,271,000
Operating expenses,
  excluding depreciation                  4,644,000        1,150,000             --          5,794,000
Depreciation                              2,974,000           40,000            2,000        3,016,000
Goodwill amortization                     1,786,000             --               --          1,786,000
Non-cash compensation expense                79,000             --            114,000          193,000
Engineering and development                    --            309,000             --            309,000
Interest and other income                  (125,000)          (9,000)            --           (134,000)
Interest expense                          2,004,000           86,000             --          2,090,000
                                     --------------   --------------   --------------   --------------
Pretax income (loss)                 $    9,836,000   ($     503,000)  ($     116,000)  $    9,217,000
                                     ==============   ==============   ==============   ==============

Capital expenditures                 $    8,741,000   $        2,000             --     $    8,743,000
                                     ==============   ==============   ==============   ==============
Property, plant and equipment, net   $   45,574,000   $    1,164,000   $       15,000   $   46,753,000
                                     ==============   ==============   ==============   ==============

Total assets                         $  267,640,000   $   10,712,000   $    2,431,000   $  280,783,000
                                     ==============   ==============   ==============   ==============

Total liabilities                    $  124,959,000   $    9,158,000   $   14,836,000   $  148,953,000
                                     ==============   ==============   ==============   ==============

                                                         Three Months Ended
                                                         September 30, 1999
                                                         ------------------

                                         Telecom
                                         Services      Manufacturing     All Other           Total
                                         --------      -------------     ---------           -----
External sales                       $   49,139,000   $    4,212,000             --     $   53,351,000
Cost of sales, excluding
  depreciation                           36,784,000        2,858,000             --         39,642,000
                                     --------------   --------------   --------------   --------------
Gross profit, excluding
  depreciation                           12,355,000        1,354,000             --         13,709,000
Operating expenses,
  excluding depreciation                  2,833,000        1,070,000            1,000        3,904,000
Depreciation                              2,142,000           53,000             --          2,195,000
Goodwill amortization                     1,208,000             --               --          1,208,000
Engineering and development                    --            322,000             --            322,000
Interest and other income                  (186,000)            --               --           (186,000)
Interest expense                          1,050,000           63,000             --          1,113,000
                                     --------------   --------------   --------------   --------------
Pretax income (loss)                 $    5,308,000   ($     154,000)  ($       1,000)  $    5,153,000
                                     ==============   ==============   ==============   ==============

Capital expenditures                 $    2,804,000   $       18,000             --     $    2,822,000
                                     ==============   ==============   ==============   ==============
Property, plant and equipment, net   $   35,643,000   $    1,279,000   $       23,000   $   36,945,000
                                     ==============   ==============   ==============   ==============

Total assets                         $  185,699,000   $    9,113,000   $    5,718,000   $  200,530,000
                                     ==============   ==============   ==============   ==============

Total liabilities                    $   98,225,000   $    6,046,000   $   10,872,000   $  115,143,000
                                     ==============   ==============   ==============   ==============


                                                         Nine Months Ended
                                                         September 30, 2000
                                                         ------------------

                                         Telecom
                                         Services      Manufacturing     All Other           Total
                                         --------      -------------     ---------           -----
External sales                       $  184,318,000   $   16,367,000             --     $  200,685,000
Cost of sales, excluding
  depreciation                          134,960,000       12,613,000             --        147,573,000
                                     --------------   --------------   --------------   --------------
Gross profit, excluding
  depreciation                           49,358,000        3,754,000             --         53,112,000
Operating expenses,
  excluding depreciation                 12,546,000        3,724,000             --         16,270,000
Depreciation                              7,999,000          119,000            9,000        8,127,000
Goodwill amortization                     4,874,000             --               --          4,874,000
Non-cash compensation expense               141,000             --            191,000          332,000
Engineering and development                    --            809,000             --            809,000
Interest and other income                  (384,000)         (16,000)            --           (400,000)
Interest expense                          4,827,000          209,000             --          5,036,000
                                     --------------   --------------   --------------   --------------
Pretax income (loss)                 $   19,355,000   ($   1,091,000)  ($     200,000)  $   18,064,000
                                     ==============   ==============   ==============   ==============

Capital expenditures                 $   13,040,000   $       10,000   $        2,000   $   13,052,000
                                     ==============   ==============   ==============   ==============
Property, plant and equipment, net   $   45,574,000   $    1,164,000   $       15,000   $   46,753,000
                                     ==============   ==============   ==============   ==============

Total assets                         $  267,640,000   $   10,712,000   $    2,431,000   $  280,783,000
                                     ==============   ==============   ==============   ==============

Total liabilities                    $  124,959,000   $    9,158,000   $   14,836,000   $  148,453,000
                                     ==============   ==============   ==============   ==============

                                                         Nine Months Ended
                                                         September 30, 1999
                                                         ------------------

                                         Telecom
                                         Services      Manufacturing     All Other           Total
                                         --------      -------------     ---------           -----
External sales                       $  130,802,000   $   12,163,000             --     $  142,965,000
Cost of sales, excluding
  depreciation                           99,302,000        8,154,000             --        107,456,000
                                     --------------   --------------   --------------   --------------
Gross profit, excluding
  depreciation                           31,500,000        4,009,000             --         35,509,000
Operating expenses,
  excluding depreciation                  8,850,000        3,140,000             --         11,990,000
Depreciation                              6,059,000          159,000            1,000        6,219,000
Goodwill amortization                     3,211,000             --               --          3,211,000
Engineering and development                    --          1,006,000             --          1,006,000
Interest and other income                  (380,000)            --               --           (380,000)
Interest expense                          2,997,000          163,000            8,000        3,168,000
                                     --------------   --------------   --------------   --------------
Pretax income (loss)                 $   10,763,000   ($     459,000)  ($       9,000)  $   10,295,000
                                     ==============   ==============   ==============   ==============

Capital expenditures                 $   11,095,000   $      129,000             --     $   11,224,000
                                     ==============   ==============   ==============   ==============
Property, plant and equipment, net   $   35,643,000   $    1,279,000   $       23,000   $   36,945,000
                                     ==============   ==============   ==============   ==============

Total assets                         $  185,699,000   $    9,113,000   $    5,718,000   $  200,530,000
                                     ==============   ==============   ==============   ==============

Total liabilities                    $   98,225,000   $    6,046,000   $   10,872,000   $  115,143,000
                                     ==============   ==============   ==============   ==============


     H)   Bank Financing
          --------------

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

     In the ordinary course of business, the Company is exposed to floating interest rate risk. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable-term loan interest rate risk. The aggregate loss of $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan that was hedged.

     To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. At September 30, 2000, the market value of the swap, which expires with the maturity of the debt on March 1, 2004, was $240,000. During the nine months ended September 30, 2000, the Company's receipts under the interest rate swap aggregated $136,000.

                           ARGUSS COMMUNICATIONS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, Inc. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications, wireless and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT"). In May 2000, the Company changed its name from Arguss Holdings, Inc, to Arguss Communications, Inc.

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     The Company had earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $16,302,000 for the three months ended September 30, 2000, compared to $9,669,000 for the same period one year ago. For the three months ended September 30, 2000, EBITDA, as a percentage of net sales (EBITDA margin), was 20.8%, compared to 18.1% for the comparable period in 1999. ACG had EBITDA of $16,679,000 for the three months ended September 30, 2000, compared to $9,708,000 for the same period in 2000. ACG achieved an EBITDA margin of 22.7% for the three months ended September 30, 2000 and 19.8% for the three months ended September 30,1999. ACG's strong EBITDA margin performance was combined with continued strong revenue growth and improved gross margin results as discussed below.

     The Company had net income of $4,608,000 for the three months ended September 30, 2000, compared to $2,852,000 for the three months ended September 30, 1999. The Company's results were favorably impacted by improved performance of telecom infrastructure projects located in New England and California.

     Net sales for the three months ended September 30, 2000 were $78,532,000, compared to $53,351,000 for the three months ended September 30, 1999, an increase of 47%. Acquisitions contributed $16,723,000 to this increase. Operations owned for at least one year had a net sales increase of $8,458,000 or 16% for the three months ended September 30, 2000.

     Gross profit margin, excluding depreciation, was 28% of sales for the three months ended September 30, 2000, compared to 26% for the three months ended September 30, 1999. The improvement in margins is due to ACG, whose aforementioned projects located in New England and California, as well as fiber related projects, achieved greater sales volume and margins for the three months ended September 30, 2000.

     Selling, general and administrative expenses for the three months ended September 30, 2000 were $5,794,000, compared to $3,904,000 for the three months ended September 30, or 7% of net sales in both years. The increase in expense is consistent with revenue growth. ACG has maintained selling, general and administrative costs at 6% of net sales in both periods.

     Depreciation expense increased to $3,016,000 for the three months ended September 30, 2000, compared to $2,195,000 for the three months ended September 30, 1999 due primarily to ACG which made significant equipment acquisitions during calendar year 1999, and during the nine months ended September 30, 2000. Equipment is depreciated over sixty months. Depreciation expense from companies acquired after September 30, 1999 was $401,000 during the three months ended September 30, 2000.

     Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $1,786,000 from $1,208,000 from the comparable period one year ago due primarily to acquisitions made subsequent to September 30, 1999 and an additional payment made to former shareholders of an acquired company made in November 1999. The additional payment earned under the terms of the purchase agreement was $23.5 million and was recorded as an increase in goodwill. The additional goodwill, amortized over the remaining amortization period, increased goodwill amortization during the three months ended September 30, 2000 by $140,000. The Company also recorded $40.1 million in additional goodwill since
September 30, 1999 related to five acquisitions. Amortization expense on the goodwill related to these acquisitions was $438,000 for the three months ended September 30, 2000.

     Interest expense for the three months ended September 30, 2000 was $2,090,000, compared to $1,113,000 for the comparable period in 1999. ACG interest expense increased for the three months ended September 30, 2000, due primarily to the purchase of, and additional payments to, telecom service companies which were partially financed through bank lines of credit and due to increased use of financing lines for the capital assets purchased, and additional working capital used, in support of ACG's revenue growth. Higher interest rates related to the revolving credit line during the three months ended September 30, 2000, compared to the three months ended September 30, 1999, also contributed to higher interest expense, as relevant rates increased approximately 100 basis points from the period in 1999 to 2000. (See discussion of expanded bank credit facilities in LIQUIDITY AND CAPITAL RESOURCES.)

     Income tax expense was $4,609,000 for the three months ended September 30, 2000, compared to $2,301,000 in income tax expense for the three months ended September 30, 1999. The effective income tax rate was 50% and 45% for the three months ended September 30, 2000 and 1999, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income. During the three months ended September 30, 2000 and 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     The Company had earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $36,433,000 for the nine months ended September 30, 2000, compared to $22,893,000 for the same period one year ago. For the nine months ended September 30, 2000, EBITDA, as a percentage of net sales (EBITDA margin), was 18.2%, compared to 16.0% for the comparable period in 1999. ACG had EBITDA of $37,196,000 for the nine months ended September 30, 2000, compared to $23,030,000 for the same period in 2000. ACG achieved an EBITDA margin of 20.2% for the nine months ended September 30, 2000 and 17.6% for the nine months ended September 30,1999. ACG's strong EBITDA margin performance was combined with continued strong revenue growth and improved gross margin results as discussed below.

     The Company had net income of $9,032,000 for the nine months ended September 30, 2000, compared to $5,028,000 for the nine months ended September 30, 1999. The Company's results were favorably impacted by improved performance of telecom infrastructure projects located in New England, fiber related projects and engineering and design services.

     Net sales for the nine months ended September 30, 2000 were $200,685,000, compared to $142,965,000 for the nine months ended September 30, 1999, an increase of 40% due, in part, to acquisitions. Acquisitions contributed $31,534,000 to this increase. Operations owned for at least one year had a net sales increase of $26,186,000 or 18% for the nine months ended September 30, 2000.

     Gross profit margin, excluding depreciation, was 26% of sales for the nine months ended September 30, 2000, compared to 25% for the nine months ended September 30, 1999. The improvement in margins is due to ACG, whose telecom infrastructure projects located in New England and fiber related projects had improved margins for the nine months ended September 30, 2000.

     Selling, general and administrative expenses for the nine months ended September 30, 2000 were $16,270,000, compared to $11,990,000 for the nine months ended September 30, 1999 or 8% of net sales in both years. The increase in expense is consistent with revenue growth.

     Depreciation expense increased to $8,127,000 for the nine months ended September 30, 2000, compared to $6,219,000 for the nine months ended September 30, 1999 due primarily to ACG which made significant equipment acquisitions during calendar year 1999, and during the nine months ended September 30, 2000. The equipment is depreciated over sixty months. Depreciation expense from companies acquired after September 30, 1999 was $714,000 during the nine months ended September 30, 2000.

     Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $4,874,000 from $3,211,000 from the comparable period one year ago due primarily to acquisitions made subsequently to September 30, 1999, and an additional payment made to former shareholders of an acquired company made in November 1999. The additional payment earned under the terms of the purchase agreement was $23.5 million and was recorded as an increase in goodwill. The additional goodwill, amortized over the remaining amortization period, increased goodwill amortization during the nine months ended September 30, 2000 by $770,000. The Company also recorded $40.1 million in additional goodwill since September 30, 1999 related to five acquisitions. Amortization expense of the goodwill related to these acquisitions was $893,000 for the nine months ended September 30, 2000.

     Interest expense for the nine months ended September 30, 2000 was $5,036,000, compared to $3,168,000 for the comparable period in 1999. The ACG interest expense increased for the nine months ended September 30, 2000, due primarily to the purchase of, and additional payments to, telecom service companies which were partially financed through bank lines of credit and due to increased use of financing lines for the capital assets purchased, and additional working capital used, in support of ACG's revenue growth. Higher interest rates related to the revolving credit line during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, also contributed to higher interest expense, as relevant rates increased approximately 50 basis points from the period in 1999 to 2000. (See discussion of expanded bank credit facilities in LIQUIDITY AND CAPITAL RESOURCES.)

     Income tax expense was $9,032,000 for the nine months ended September 30, 2000, compared to $5,267,000 in income tax expense for the nine months ended September 30, 1999. The effective income tax rate was 50% and 51% for the nine months ended September 30, 2000 and 1999, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income. During the nine months ended September 30, 2000 and 1999, the Company utilized a 39% effective income tax rate prior to giving effect to the impact of nondeductible goodwill amortization on pretax income.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operations for the nine months ended September 30, 2000 was $3,541,000 compared with $9,279,000 of cash provided by operations for the nine months ended September 30, 1999. The increase in cash used in operating activities is due to the increased revenue generated by a greater volume of ACG projects that caused an increase in accounts receivable and costs and earnings in excess of billings. In addition, ACG improved its timely collection of 1999 accounts receivable prior to December 31, 1999 compared to the prior year when ACG collected many of its 1998 receivables in the nine months ended September 30, 1999.

     Net cash used for investing activities for the nine months ended September 30, 2000 was $31,017,000, compared to $21,345,000 in the comparable period of 1999. Of the 2000 investing activities, $17,166,000 was used to make acquisitions compared to $2,517,000 in 1999 when one acquisition was made. In 2000, pursuant to the provisions of the purchase agreements, $799,000 was paid to former shareholders of acquired companies, compared to $7,604,000 in 1999. In 2000, $13,052,000 was spent on capital equipment acquisitions compared to $11,224,000 in 1999. The increase from 1999 reflects additional capital asset purchases for an additional ACG facility in the Pacific Northwest, as well as purchases to expand ACG revenue.

     Net cash provided by financing activities was $31,942,000 for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $13,295,000 for the comparable period in 1999. The financing activity in 2000 reflects the proceeds from the Company's credit line in 2000 used for acquisitions.

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

     To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. At September 30, 2000, the market value of the swap, which expires with the maturity of the debt on March 1, 2004, was $240,000. During the nine months ended March 31, 2000, the Company's receipts under the interest rate swap aggregated $136,000.

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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designations. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133". As amended, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. Adoption of SFAS No. 133 is not expected to have a material impact on the consolidated financial statements.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable-term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $19,500,000 variable-rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA.

     Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed-rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by $316,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

                           ARGUSS COMMUNICATIONS, INC.

                                     PART II
                                Other Information


     Items 1, 2, 3, 4 and 5:  Not Applicable.



     Item 6:  Exhibits and Reports on form 8-K

         (a)  27 Financial Data Schedule

         (b)  Reports on Form 8-K:

              none

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Arguss Communications, Inc.



     November 1, 2000             By:  /s/ Rainer H. Bosselmann
                                       -----------------------------------------
                                       Rainer H. Bosselmann
                                       Chief Executive Officer



     November 1, 2000             By:  /s/ Arthur F. Trudel
                                       -----------------------------------------
                                       Arthur F. Trudel
                                       Principal Financial Officer and Principal
                                       Accounting Officer