Form 10-K
period 2000-12-31
ARGUSS COMMUNICATIONS INC
filed 2001-03-07
CIK 879986

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-K
Annual Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000
Commission file number 0-19589
__________________________________

Arguss Communications, Inc.
(Exact name of Registrant issuer as specified in its Charter)

Delaware (State or other jurisdiction of Incorporation of Organization)	02-0413153 (IRS Employer Identification No.)

One Church Street, Suite 302, Rockville, Maryland
 (Address of Principal executive offices)

20850
(Zip Code)

(301) 315 - 0027
(Issuer's telephone number including area code)
________________________________________

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of class
Common stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

     As of February 13, 2001, 14,424,000 shares of common stock, $ .01 par value per share were outstanding. The aggregate market value of the shares of common stock, held by non-affiliates, based upon the closing price for such stock on February 13, 2001 was approximately $129,816,000.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy statement for its Annual Meeting of Stockholders to be held May 16, 2001 is incorporated by reference into Part III hereof.

PART I

          Statements made in this report that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that actual results may differ substantially from such forward-looking statements. Forward-looking statements may be subject to certain risks and uncertainties, including, but not limited to, continued acceptance of Arguss Communications, Inc.'s products and services in the marketplace, uncertainties surrounding new acquisitions, floating-rate debt, risks of the construction industry, including weather and an inability to plan and schedule activity levels, doing business overseas and risks inherent in concentration of business in certain customers. All of these risks are detailed from time to time in Arguss Communications, Inc.'s filings with the Securities and Exchange Commission. Accordingly, the actual results of Arguss Communications, Inc. (the "Company" or "Arguss") could differ materially from such forward-looking statements.

Item 1.  Business

General

          The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications, Group ("ACG"), formerly White Mountain Cable Construction Corp., and Conceptronic, Inc. ("Conceptronic"). ACG is engaged in the construction, reconstruction, maintenance, engineering, design, repair and expansion of communications systems, cable television and data systems, including providing aerial, underground, wireless and long-haul construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount, electronics circuit assembly industry ("SMT").

          The Company was organized as a Delaware corporation on June 1, 1987. The Company has adopted an entrepreneurial management style, which stresses operational reliance on the entrepreneurial partners who previously owned the companies acquired. Employees are incentivized at all levels of responsibility with stock options.

          On May 18, 2000, the Company changed its name from Arguss Holdings, Inc. to Arguss Communications, Inc.

 Telecom Infrastructure Services

           The Company continues to expand its abilities as a full service telecom infrastructure services provider. During 2000, Arguss completed four acquisitions, which continued the expansion of the Company's telecommunications infrastructure services. The Company also continued to successfully manage a large turnkey project in Denver, CO, strengthening its reputation of providing a full range of telecom infrastructure services.

          Through its strategy of evolving into a geographic and customer diverse telecom infrastructure services company, ACG is able to exploit the rapidly accelerating deployment of fiber optics throughout the United States. Telecommunications companies are expanding rapidly due to deregulation within the industry coupled with the increased demand for telecommunications services by both commercial and non-commercial users. The Company is participating in the industry's expansion of capacity by deploying fiber optic cable, replacing aging copper and coaxial infrastructure and upgrading the capacity of existing infrastructure.

          ACG intends to emphasize its high-quality reputation, outstanding customer base and highly motivated employees in competing for large national contracts. ACG believes that a high quality and well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers' needs for high quality and on-time service. ACG invests heavily in its repair and maintenance capabilities to maintain the quality and life of its equipment. Additionally, ACG makes a substantial investment annually in new vehicles and equipment.

          Through its acquisitions in the telecom infrastructure services industry, the Company seeks to evolve into a geographically diverse telecom infrastructure services entity with a reputation for high quality and on-time performance. The Company has diversified its customer base and believes it is included on the bid lists of many of the major telecommunications firms.

Holding Company Structure

          Arguss is a holding company with no operations other than through its wholly owned operating subsidiaries. At December 31, 2000, there were no restrictions with respect to dividends or other payments from the operating subsidiaries to Arguss.

Customers

          During 2000, the Company provided services to many of the national firms in the telecommunications industry. Certain of the Company's more significant customer relationships were with AT&T Broadband, Inc. ("AT&T Broadband") and Charter Communications, Inc. ("Charter Communications"). AT&T Broadband accounted for approximately 27% of consolidated net sales during the twelve months ended December 31, 2000. Combined, AT&T Broadband and Charter Communications accounted for approximately 37% of consolidated net sales in 2000. Subsequent to December 31, 2000 the Company's reliance on AT&T Broadband has decreased. ATT Broadband has been a major customer for several years, and the Company believes that they will continue to be a major customer.

Backlog

          At December 31, 2000, ACG had a backlog of estimated commitments of $273 million to perform services in 2001 and later years, compared to $300 million at December 31, 1999. Of ACG's backlog, over 77% is expected to be constructed within the next twelve months.

Safety and Risk Management

          The Company is committed to ensuring that its employees perform their work in the safest possible manner. The Company regularly communicates with its employees to promote safety and to instill safe work habits. The Company's safety director reviews accidents and claims throughout the operating subsidiaries, examines trends and implements changes in procedures or communications to address any safety issues.

Competition

          The Company operates in a competitive industry. See further discussion of competition under "Risk Factors."

Risk Factors

THE INDUSTRY WE SERVE IS SUBJECT TO RAPID TECHNOLOGICAL AND STRUCTURAL CHANGES THAT COULD REDUCE THE DEMAND FOR THE SERVICES WE PROVIDE

          The telecom infrastructure services industry is undergoing rapid change as a result of technological advances and deregulation that could in certain cases reduce the demand for our services or otherwise adversely affect our business. New or developing technologies could displace the systems used for voice, video and data transmissions, and improvements in existing technology may allow telecom infrastructure service companies to significantly improve their networks without physically upgrading them. In addition, consolidation in the telecom industry may result in the loss of one or more of our customers. Additionally, our work in the telecom infrastructure services industry can be negatively affected by rises in interest rates, downsizings in the economy and general economic conditions.

OUR INDUSTRY IS HIGHLY COMPETITIVE

          Our industry includes service providers ranging from small regional companies which service a single market to larger firms servicing multiple regions, as well as large national multi-national contractors. In addition, there are few barriers to entry into our industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures than we do and may therefore be able to provide their services at lower rates than we can provide the same services. In addition, some of our competitors are larger and have greater resources than us. We cannot be certain that our competitors will not develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we cannot be certain that we will be able to maintain or enhance our competitive position within our industry. We may also face competition from the in-house service organizations of our existing or prospective customers. We believe that we compete favorably with the other companies in the telecom infrastructure services industry.

OUR REVENUES ARE CONCENTRATED AMONG A FEW CUSTOMERS

          Our three largest customers account for approximately 45% of our revenues. Although we consider our relationships with each of these customers to be strong, the loss of one or more of these customers could have a material adverse impact on us.

WE MAY BE UNSUCCESSFUL AT GENERATING INTERNAL GROWTH

          Our ability to generate internal growth will be affected by, among other factors, our success in:

  expanding the range of services we offer to customers to address their evolving network needs;

  attracting new customers;

  increasing the number of projects performed for existing customers;

  hiring and retaining employees;

  opening additional facilities; and

  reducing operating and overhead expenses.

          Many of the factors affecting our ability to generate internal growth may be beyond our control, and we cannot be certain that our strategies will be successful or that we will be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

WE MAY BE UNSUCCESSFUL AT INTEGRATING COMPANIES THAT WE ACQUIRE

          We cannot be sure that we can successfully integrate our acquired companies with our other operations without substantial costs, delays or other operational or financial problems. If we do not implement proper overall business controls, our decentralized operating strategy could result in inconsistent operating and financial practices at the companies we acquire, and our overall profitability could be adversely affected. Integrating our acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

  failure of acquired companies to achieve the results we expect;

  diversion of our management's attention from operational matters;

  difficulties integrating the operations and personnel of acquired companies;

  inability to retain key personnel of the acquired companies;

  risks associated with unanticipated events or liabilities;

  the potential disruption of our business; and

  the difficulty of maintaining uniform standards, controls, procedures and policies.

          If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could be materially and adversely affected.

WE MAY NOT HAVE ACCESS IN THE FUTURE TO SUFFICIENT FUNDING TO FINANCE DESIRED GROWTH

          If we cannot secure additional financing from time to time in the future on acceptable terms, we may be unable to support our growth strategy. We cannot readily predict the timing, size and success of our acquisition efforts and therefore the capital that we will need for these efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. Our existing debt agreements contain significant restrictions on our operational and financial flexibility, including our ability to incur additional debt if certain operating ratios are not satisfied, and if we seek more debt we may have to agree to additional covenants that limit our operational and financial flexibility. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us at all or on terms acceptable to us. Our credit facility requires that we obtain the consent of the lenders for acquisitions exceeding a certain level of cash consideration.

OUR BUSINESS IS SEASONAL AND OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER TO QUARTER

          Our operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities in the northern areas served by it, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

          We continue to actively pursue larger regional telecom infrastructure contracts with major telecommunications firms. The positive impact of major contracts requires that we undertake extensive up front preparations with respect to staffing, training and relocation of equipment. Consequently, we may incur significant period costs in one fiscal period and realize the benefit of contractual revenues in subsequent periods. Our quarterly results may also be materially affected by:

  variations in the margins of projects performed during any particular quarter;

  regional or general economic conditions;

  the budgetary spending patterns of customers;

  the timing and volume of work under new agreements;

  the termination of existing agreements;

  costs that we incur to support growth internally or through acquisitions or otherwise;

  losses experienced in our operations not otherwise covered by insurance;

  the change in mix of our customers, contracts and business;

  the timing of acquisitions;

  the timing and magnitude of acquisition assimilation costs; and

  increases in construction and design costs.

          Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

OUR DEPENDENCE UPON FIXED PRICE CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS

          We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for such fixed price contracts. The cost of labor and materials, however, may vary from the costs we originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

MANY OF OUR CONTRACTS MAY BE CANCELED ON SHORT NOTICE AND WE MAY BE UNSUCCESSFUL IN REPLACING OUR CONTRACTS AS THEY ARE COMPLETED OR EXPIRE

          Any of the following contingencies may have a material adverse effect on our revenue, net income and liquidity:

  our customers cancel a significant number of contracts;

  we fail to win a significant number of our existing contracts upon re-bid; or

  we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

          Many of our customers may cancel their contracts on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign work to us. Our operations could be materially and adversely affected if the volume of work we anticipate receiving from these customers is not assigned to us. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. We cannot assure you that we will be the successful bidder on our existing contracts that come up for bid.

OUR BUSINESS GROWTH COULD OUTPACE THE CAPABILITY OF OUR CORPORATE MANAGEMENT INFRASTRUCTURE

          We cannot be certain that our systems, procedures and controls will be adequate to support our operations as they expand. Future growth will also impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, our financial condition and results of operations could be materially and adversely affected.

OUR BUSINESS IS LABOR INTENSIVE AND WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES

          Our ability to increase our productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our operating requirements. We, like many of our competitors, are currently experiencing shortages of qualified personnel. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages as well as increased labor costs may have a material adverse affect on our ability to implement our growth strategy and our operations.

WE COULD HAVE POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES

          Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, fuel storage and air quality. As a result of past and future operations at our facilities, we may incur environmental remediation costs and other cleanup expenses. In addition, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

WE HAVE EXPOSURE AS A RESULT OF OUR VARIABLE RATE DEBT

          We have approximately $70 million of unhedged variable rate debt. Any general increase in interest rate levels will increase our cost of doing business.

          To hedge the variable term loan interest rate risk for $30 million in notional amount, five-year, term financing facility, we have entered into an interest rate swap pursuant to which we pay fixed interest rates and receive variable interest rates on the same notional amount. Other parties to the agreements expose us to credit losses for the periodic settlements of amounts due under the interest rate swaps in the event of non-performance. However, we do not anticipate that we will incur any material credit losses because we do not anticipate non-performance by the counter parties.

Research and Development

          During the years ended December 31, 2000, 1999 and 1998, Conceptronic expended approximately $407,000, $926,000 and $1,096,000 respectively, or approximately 1.7%, 7.4% and 6.4% of its net sales for each respective year, on research and product development. In 2000, 1999 and 1998, expenditures primarily involved work on a new line of ovens that incorporate a modular design to enhance efficiency of manufacturing processes, as well as adaptability to customer configuration requirements. ACG has had no material research and development expenses over this period.

Employees

          As of December 31, 2000, the Company had 2,155 employees, all of whom were full time. Approximately 20 of the Company's employees are represented by labor organizations. The Company is not aware of any other employees seeking organization. The Company believes that its employee relations are good.

Item 2.  Properties

Facilities

          ACG's corporate headquarters is located in an office facility in Epsom, New Hampshire. ACG's divisional facilities include a 20,000-sq. ft. combined maintenance and office facility the Company acquired in 1997, and subsequently enlarged, a 10,000-sq. ft. office facility on an adjacent lot constructed during 1997 and a 6,000 sq. ft. combined underground maintenance and office facility constructed during 2000. The Company also owns divisional headquarter locations including a 21,000 square foot combined office, warehouse and maintenance facility located in Costa Mesa, CA, and a 13,000 square foot office and maintenance facility in Woodinville, WA. ACG also leases divisional headquarters located in various regions of the United States including a 3,000 square foot office facility located in Palm Harbor, FL, a 6,000 square foot office and maintenance facility in Mukilteo, WA, a 10,000 square foot office and maintenance facility in Salem, OR, a 3,000 square foot office and maintenance facility in Albuquerque, NM, a 4,000 square foot office and maintenance facility in Tomball, TX and a 12,000 square foot office and maintenance facility in Springfield, VT. Two of these leases are with related parties as discussed further in Note 16 to consolidated financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          None

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

          The Company's common stock, $ .01 par value per share, trades on The New York Stock Exchange ("NYSE") under the symbol "ACX." Prior to December 18, 2000, the Company's common stock traded on the NASDAQ National Market of the NASDAQ Stock Market under the symbol "ARGX." For the periods reported below, the following sets forth the high and low sales price information for the common stock as reported by the NYSE and National Association of Securities Dealers Automated Quotation System (NASDAQ).

	High	Low
2000
First Quarter	$23.875	$11.75
Second Quarter	$23.00	$15.438
Third Quarter	$21.938	$15.50
Fourth Quarter	$20.875	$8.5625

	High	Low
1999
First Quarter	$18.25	$13.56
Second Quarter	$19.50	$14.125
Third Quarter	$18.93	$13.50
Fourth Quarter	$15.875	$11.50

           The Company has not paid dividends to its stockholders since its inception, and does not plan to pay dividends on its common stock in the foreseeable future. The Company intends to retain any earnings to finance growth.

          The closing price of the Company's common stock on NYSE on February 13, 2001 was $9.00 per share. As of February 13, 2001, the Company had approximately 115 stockholders of record for its common stock. The Company has approximately 2,500 stockholders holding common stock in brokerage accounts.

Item 6.  Selected Financial Data

          The following table sets forth certain selected financial data of the Company for the years ended December 31, 2000, 1999, 1998, 1997, and 1996. This data should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report.
	2000	1999	1998	1997	1996

Net Sales	$270,172,000	$197,408,000	$145,017,000	$53,284,000	$15,653,000
	=========	=========	=========	========	========
Depreciation	$11,215,000	$8,407,000	$6,197,000	$1,243,000	$295,000
Goodwill Amortization	6,668,000	4,568,000	2,754,000	946,000	--
Interest Expense	7,037,000	4,435,000	3,113,000	652,000	236,000
Income Before Income Taxes	19,349,000	13,160,000	6,698,000	2,803,000	103,000
Net Income	$9,397,000	$6,450,000	$2,995,000	$1,805,000	$88,000
	=======	=======	=======	=======	=====
Income per Share
-- Basic	$.68	$.54	$.28	$.24	$.04
	===	===	===	===	===
-- Diluted	$.66	$.50	$.26	$.22	$.04
	===	===	===	===	===
Weighted Average Number of Shares
-- Basic	13,858,000	12,048,000	10,575,000	7,674,000	2,033,000
	=======	=======	=======	=======	=======
-- Diluted	14,239,000	13,004,000	11,537,000	8,061,000	2,082,000
	=======	=======	=======	=======	=======
Total Assets	$260,399,000	$199,201,000	$152,922,000	$59,035,000	$19,107,000
	=========	=========	=========	========	========
Current Portion of Long-term Debt	$7,322,000	$7,340,000	$11,429,000	$1,632,000	$48,000
	=======	=======	========	=======	=====
Long-term Debt Excluding Current Portion	$12,688,000	$19,423,000	$23,187,000	$6,995,000	$1,038,000
	========	========	========	=======	=======
Cash Dividends Per Common Share	-0-	-0-	-0-	-0-	-0-

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company (including the Notes thereto) included elsewhere in this document.

Plan of Operations

          The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications, Group ("ACG"), formerly White Mountain Cable Construction Corp., and Conceptronic, Inc. ("Conceptronic"). ACG is engaged in the construction, reconstruction, maintenance, engineering, design, repair and expansion of communications systems, cable television and data systems, including providing aerial, underground, wireless and long-haul construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount, electronics circuit assembly industry ("SMT").

Acquisitions

          During 2000, the Company, through ACG, actively pursued acquisitions in the telecom infrastructure services industry. The Company enhanced its telecom service capacity through four acquisitions in 2000. The aggregate purchase price, including additional payments, was approximately $18.3 million in cash and 1.1 million shares of the Company's common stock, plus the assumption of $7.2 million of debt. Approximately $31.9 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

          During 1999, the Company made three acquisitions. The aggregate purchase price, including additional payments, was approximately $7.5 million in cash and 484,000 shares of the Company's common stock, plus the assumption of debt. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. Approximately $11.1 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

Results of Operations

2000 Compared to 1999

          The Company had net income of $9,397,000 for the twelve months ended December 31, 2000, compared to net income of $6,450,000 for the twelve months ended December 31, 1999. The increase in net income was due primarily to the profitable results of the telecom services segment whose pretax income increased to $20,588,000 for the twelve months ended December 31, 2000 from $14,043,000 in the previous year.

          Net sales for the twelve months ended December 31, 2000 increased $72,764,000 or 37% to $270,172,000 from $197,408,000 for the twelve months ended December 31, 1999 due primarily to the impact of the four acquisitions made during 2000 and one in late 1999 ("Acquisitions") which contributed $47,601,000 for the twelve months ended December 31, 2000, and also due to a strong combined sales increase of $18,995,000 or 11% at ACG divisions owned at least one year, and $6,168,000 at Conceptronic. The increase in revenues at ACG was driven by the continued strong demand for ACG's services because of bandwidth expansion. Recent increased growth in telecommunications voice, video and data traffic, electronic commerce, and in the transmission of high-quality information, entertainment and other content over the Internet, coupled with the increase use of and reliance on personal computers has enhanced the need for greater bandwidth.

          Gross profit margin, excluding depreciation, was 25.0% of sales for the twelve months ended December 31, 2000, compared to 24.5% for the comparable period in 1999 Improved margins at ACG were partially offset by reduced margins at Conceptronic. Improvements in ACG margins during the twelve months ended December 31, 2000 are primarily due to the expansion of customer demand for Arguss' full line of infrastructure services. Operations in California and New England had stronger performances for the twelve months ended December 31, 2000 than in the same period a year ago.

          Selling, general and administrative expenses for the twelve months ended December 31, 2000 were $22,791,000, compared to $16,934,000 for the comparable period one year ago. The increase was due primarily to the Acquisitions, which accounted for $4,102,000 in expenses. Selling, general and administrative expenses (excluding non-cash stock compensation expense) as a percent of sales were 8.4% for the twelve months ended December 31, 2000, compared to 8.6% for the same period in 1999. In 2000, there was $535,000 in non-cash stock compensation expense, compared to none in 1999.

          Depreciation expense increased to $11,215,000 for the twelve months ended December 31, 2000, compared to $8,407,000 for the twelve months ended December 31, 1999, due primarily to ACG which spent an aggregate of $17.8 million during 2000 on capital assets and the Acquisitions, which had $1,224,000 in depreciation in 2000.

          Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $6,668,000 during the twelve months ended December 31, 2000, from $4,568,000 for the twelve months ended December 31, 1999. The increase is primarily due to the Acquisitions. These acquisitions accounted for $39.9 million in additional goodwill being recorded. During 2000, these acquisitions accounted for $1.4 million in goodwill amortization. The remaining increase is primarily due to an additional payment made to a former shareholder in late 1999 of $22.7 million. The additional payment earned under the purchase agreement was recorded as an increase to goodwill and amortized over the remaining amortization period. In 2000, there was $688,000 of additional goodwill amortization compared to 1999 related to this payment.

          Engineering and development expenses decreased to $988,000 during the twelve months ended December 31, 2000 compared to $1,253,000 000 for the twelve months ended December 31, 1999. During 2000, Conceptronic was able to reduce engineering and development expenses as a result of maturing product lines.

          Net interest expense for the twelve months ended December 31, 2000 was $6,595,000, compared to $3,987,000 for the comparable period one year ago. The increase in net interest expense is due both to the increase in amounts outstanding and higher interest rates during the twelve months ended December 31, 2000 compared to the same period a year ago. The increase in amounts outstanding under bank credit facilities is attributable to financing of acquisitions, capital expenditures for equipment and working capital for long-term, large scale projects. This increase in average borrowing outstanding was responsible for $2,300,000 in net interest expense. The increased interest rate environment, in which rates were approximately 60 basis points higher during 2000 compared to 1999, caused an increase of approximately $300,000.

          Income tax expense was $9,952,000 for the twelve months ended December 31, 2000, compared to $6,710,000 for the twelve months ended December 31, 1999. The effective income tax rate was 51% for the twelve months ended December 31, 2000 and 1999. Goodwill amortization, which is non-deductible for income tax purposes, impacts the effective tax rate creating an unusual relationship between the expected effective tax rate and pretax income. During the twelve months ended December 31, 2000 and 1999, the Company utilized an effective income tax rate of 38% prior to giving effect to the impact of non-deductible goodwill amortization on pretax income.

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

          Net sales for the twelve months ended December 31, 1999 increased $52,391,000 or 36% to $197,408,000 from $145,017,000 for the twelve months ended December 31, 1998 due primarily to the impact of an August 1, 1998 acquisition which contributed $22,380,000 for the seven months ended July 31, 1999, and also due to a strong combined sales increase of $29,041,000 or 23% at ACG divisions owned at least one year. The increase in revenues at ACG was driven by the continued strong demand for ACG's services because of bandwidth expansion. Recent increased growth in telecommunications voice, video and data traffic, electronic commerce, and in the transmission of high quality information, entertainment and other content over the Internet, coupled with the increased use of and reliance on personal computers, has enhanced the need for greater bandwidth.

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

          Depreciation expense increased to $8,407,000 for the twelve months ended December 31, 1999, compared to $6,197,000 for the twelve months ended December 31, 1998, due primarily to ACG which spent an aggregate of $13.5 million during 1999 on capital assets and due to depreciation of capital assets from an acquisition made in late 1998.

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

Liquidity and Capital Resources

          Net cash provided by operations for the twelve months ended December 31, 2000 decreased to $7,734,000 from $22,293,000 for the twelve months ended December 31, 1999, and increased from $4,898,000 provided by operations in 1998. Cash flow from operations in 2000 was negatively impacted by the increase in the number of day's sales outstanding in accounts receivable and costs in excess of billings from 70 days at December 31, 1999 to approximately 98 days at December 31, 2000. As a result, accounts receivables and costs in excess of billings increased greater than the growth in revenues, which used approximately $18.5 million in operating cash flows during 2000. Increased profitability from ACG operations offset to some extent this use of cash. In 1999, cash flow from operations was positively impacted by the reduction of number of day's sales outstanding in accounts receivable and costs in excess of billings from 90 days at December 31, 1998 days to 70 days at December 31, 1999 which provided $9.8 million.

          Net cash used for investing activities for the twelve months ended December 31, 2000 was $36,244,000, compared to $39,384,000 and $35,369,000 in the comparable periods of 1999 and 1998. Of the 2000 investing activities, $18,207,000 was used to make acquisitions compared to $6,925,000 and $19,041,000 used in 1999 and 1998, respectively. In 2000, pursuant to the provisions of the purchase agreements, $799,000 was paid to former shareholders of acquired companies. In 2000, $17,849,000 was spent on capital equipment acquisitions compared to $13,484,000 in 1999 and $16,937,000 in 1998. The increase from 1999 reflects the expenditures to support the growth of ACG projects.

          Net cash flow provided by financing activities was $23,486,000 for the twelve months ended December 31, 2000, compared to net cash flow provided by financing activities of $20,770,000 and $31,075,000 for the twelve months ended December 31, 1999 and1998, respectively. The financing activity in 2000, 1999 and 1998 reflects the use of proceeds from the Company's credit line to meet working capital needs associated with large-scale, long-term projects, additional payments to former shareholders of acquired companies, as well as financing for acquisitions and the purchase of equipment.

          In March 2000, the Company increased the availability under its syndicated credit facility to $150 million with seven money center and regional banks. The Company continues to pledge the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the credit facility. The Company uses the credit facility to provide working capital for current operations, to finance acquisitions, to purchase capital assets and for other corporate purposes. The credit facility has a $120 million revolving credit feature, as well as a $30 million amortizing five-year term facility. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. At December 31, 2000, the Company is limited to borrowing $118,000,000. The revolving line of credit has an initial term, maturing on March 19, 2003, which is renewable for up to one additional year.

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

          The Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $17,750,000 variable-rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA. All of the principal of the variable-rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

          Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one-percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $175,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest in rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable-rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

          During the year ended December 31, 2000, the Company's receipts under Interest Rate Swaps were $141,000.

          The Company's Interest Rate Swaps expire as follows:

	Interest Rate Swaps		12/31/00
Expiration Date	Interest Rate	Notional Amount	Market Value
March 01, 2004	5.78%	$17,750,000	$21,000

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

Item 7.a.  Quantitative and Qualitative Disclosures About Market Risk

          In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable, term loan, interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $17,750,000 variable-rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA.

          The Company's short-term borrowings of $70,242,000 at December 31, 2000 are variable-rate borrowings. A one-percentage point change in interest rates would affect interest expense by approximately $700,000.

          Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one-percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $175,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable-rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

Item 8.  Financial Statements and Supplementary Data

          See Item 14 and the Index therein for a listing of the financial statements included as a part of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

PART III

          Items 10 to 13 are incorporated herein by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders to be held May 16, 2001, to be filed with the Securities and Exchange Commission.

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a) (1)  Financial Statements

          The following is a list of the financial statements that are filed herewith:

(a) (2)  Financial Statement Schedule

          The following financial statement schedules are filed as a part of this Report under "Schedule II". "Schedule II" -- Valuation and Qualifying Accounts -- for the three years ended December 31, 2000. All other schedules called for by Form 10-K are omitted because they are inapplicable.

Schedule II
Arguss Communications, Inc.
Valuation and Qualifying Accounts
	Balance at Beginning of Year	Charged to Bad Debt Expense	Write-Offs Charged to Allowance	Balance at End of Year
Allowance for Doubtful Accounts
2000	$108,000	$288,000	<$120,000>	$276,000
1999	265,000	282,000	<439,000>	108,000
1998	129,000	221,000	<85,000>	265,000

	Balance at Beginning of Year	Charged to Inv. Reserve Expense	Write-Offs Charged to Reserve	Balance at End of Year
Inventory Reserve
2000	$602,000	$525,000	<$455,000>	$672,000
1999	662,000	125,000	<185,000>	602,000
1998	450,000	212,000	--	662,000

(a) (3)  Exhibits

The following exhibits required to be filed herewith are attached or incorporated by reference to the filings previously made by the Company as noted below:

Exhibit No.

3(a)	Certificate of Incorporation, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
3(a)(I)	Certificate of Designation establishing Class A common stock incorporated by reference to Exhibit 4(a) to the Company's Registration Statement Form S-8 (No. 333-19277).
3(b)	Bylaws, as amended, incorporated by reference as an Exhibit to the Company's Registration Statement Form S-18 (No. 33-36142-B).
10(a)	Equipment Lease between the Company and Eaton Financial Corporation incorporated by reference as an Exhibit to the Company's Registration Statement on Form S-18 (No. 33-36142-B).
10(b)	Line of Credit Agreement dated May 1, 1995 between the Company and the First National Bank of Boston incorporated by reference as an Exhibit to the Company's Form 10-KSB for 1995.
10(c)	Guarantee Agreement dated March 5, 1997 by Conceptronic in favor of Citizens Bank New Hampshire incorporated by reference in the Company's Current Report on Form 8-K, dated March 5, 1997.
10(d)

Agreement and Plan of Merger dated January 2, 1998 by and between Can-Am Construction, Inc. Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated January 2, 1998.

10(e)

Agreement and Plan of Merger dated January 2, 1998 by and between Schenck Communications, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated January 2, 1998.

10(f)

Agreement and Plan of Merger dated October 6, 1997 by and between Rite Cable Construction, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K, dated January 2, 1998.

10(g)

Financing and Security Agreement dated September 11, 1997 by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic and Bank of America and related promissory notes incorporated by reference to Exhibit 10 as an Exhibit to the Company's Form 10-KSB for 1997.

10(h)

First Amendment to Financing and Security Agreements dated October 6, 1997 by Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic and Bank of America and related promissory notes incorporated by reference to Exhibit 10 in the Company's Form 10-KSB for 1997.

10(i)

Second Amendment to Financing and Security Agreement, dated January 2, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and Bank of America incorporated by reference to Exhibit 10 to the Company's Form 10-QSB for the quarter ended March 31, 1998.

10(j)

Third Amendment to Financing and Security Agreement dated May 11, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and Bank of America, incorporated by reference to Exhibit 10 to the Company's Form-10-10-QSB for the quarter ended March 31, 1998.

10(k)

Fourth Amendment to Financing and Security Agreement dated May 26, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and Bank of America incorporated by reference to Exhibit 10 to the Company's Form-10-K, dated March 16, 1999.

10(l)

Fifth Amendment to Financing and Security Agreement dated May 31, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and Bank of America, incorporated by reference to Exhibit 10 to the Company's Form-10-K, dated March 16, 1999.

10(m)

Sixth Amendment to Financing and Security Agreement dated June 26, 1998, by and among Arguss Holdings, Inc., White Mountain Cable Construction Corp., Conceptronic, Inc. and Bank of America, incorporated by reference to Exhibit 10 to the Company's Form 10-QSB for the quarter ended June 30, 1998.

10(n)	Credit Agreement dated March 19, 1999 by and among Arguss Holdings, Inc., and Bank of America, incorporated by reference to Exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 1999.
10(o)

Agreement and Plan of Merger dated September 4, 1998 by and between Underground Specialties, Inc., Arguss Holdings, Inc. and White Mountain Cable Construction Corp. incorporated by reference to Exhibit 10 to the Company's current report on Form 8-K dated September 4, 1998 and filed on September 18, 1998.

10(p)

First Amendment to Credit Agreement dated March 22, 2000 by and among Arguss Holdings, Inc. and Bank of America, incorporated by reference to exhibit 10 to the Company's Form 10-Q for the quarter ended March 31, 2000.

10(q)

Agreement and Plan of Merger dated May 26, 2000 by and between U.S. Communications and Arguss Communications, Inc., incorporated by reference to Exhibit 10 to the Company's form 8-K, dated June 9, 2000.

21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.

(b)  Reports on Form 8-K

None.

Signatures

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Arguss Communications, Inc.
By: /s/ Rainer H. Bosselmann Rainer H. Bosselmann Chief Executive Officer March 7, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.
/s/ Rainer H. Bosselmann Rainer H. Bosselmann Principal Executive Officer and Director March 7, 2001
/s/ Garry A. Prime Garry A. Prime Director March 7, 2001
/s/ Daniel A. Levinson Daniel A. Levinson Director March 7, 2001
/s/ James W. Quinn James W. Quinn Director March 7, 2001
/s/ Richard S. Perkins, Jr. Richard S. Perkins, Jr. Director March 7, 2001
/s/ DeSoto S. Jordan, Jr. DeSoto S. Jordan, Jr. Director March 7, 2001
/s/ Peter L. Winslow Peter L. Winslow Director March 7, 2001
/s/ H. Haywood Miller III H. Haywood Miller III Executive Vice President and Secretary March 7, 2001
/s/ Arthur F. Trudel Arthur F. Trudel Principal Accounting Officer and Principal Financial Officer March 7, 2001

Independent Auditors' Report

The Board of Directors and Stockholders
Arguss Communications, Inc.:

          We have audited the accompanying consolidated balance sheets of Arguss Communications, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedules as listed in Item 14(a)2 of this report. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arguss Communications, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/KPMG LLP
Boston, Massachusetts
February 13, 2001

Arguss Communications, Inc.

Consolidated Balance Sheets

December 31, 2000 and 1999

Assets

Current assets:	2000	1999
Cash and cash equivalents	$474,000	$5,498,000
Restricted cash from customer advances	303,000	1,752,000
Accounts receivable, trade, including retainage of $7,227,000 and $3,384,000, respectively net of allowance for doubtful accounts of $276,000 and $108,000 in 2000 and 1999, respectively	57,133,000	37,775,000
Costs and earnings in excess of billings	18,156,000	6,825,000
Inventories	4,610,000	4,534,000
Other current assets	2,690,000	1,732,000
Deferred tax asset	1,789,000	1,829,000
Total current assets	85,155,000	59,945,000

Property, plant and equipment	74,332,000	53,219,000
Less accumulated depreciation	26,481,000	16,171,000
Property, plant and equipment, net	47,851,000	37,048,000

Goodwill, net	127,393,000	102,208,000

Total assets	$260,399,000 ======	$199,201,000 ======

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$7,322,000	$ 7,340,000
Short-term borrowings	70,246,000	35,000,000
Accounts payable	19,731,000	18,551,000
Billings in excess of costs and earnings	470,000	--
Customer advances, net	4,000	1,201,000
Accrued expenses and other liabilities	10,223,000	9,496,000
Deferred income taxes	2,050,000	403,000
Due to former shareholders of acquired companies	--	650,000
Total current liabilities	110,046,000	72,641,000

Long-term debt, excluding current portion	12,688,000	19,423,000
Deferred income taxes	4,377,000	4,022,000
Total liabilities	127,111,000	96,086,000

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $.01 par value, authorized 1,000,000 shares; no shares issued	--	--
Common stock, $.01 par value, authorized 30,000,000 shares; 14,414,000 and 13,014,000 issued and outstanding at December 31, 2000 and 1999, respectively	144,000	130,000
Additional paid-in capital	113,860,000	92,598,000
Common stock issuable to former shareholders of acquired companies	--	500,000
Retained earnings	19,284,000	9,887,000
Total stockholders' equity	133,288,000	103,115,000

	$260,399,000 ======	$199,201,000 ======

The accompanying notes are an integral part of these consolidated financial statements.

Arguss Communications, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Net sales	$270,172,000	$197,408,000	$145,017,000
Cost of sales, excluding depreciation	202,566,000	149,099,000	110,803,000

Gross profit, excluding depreciation	67,606,000	48,309,000	34,214,000

Selling, general and administrative expenses	22,791,000	16,934,000	14,457,000
Depreciation	11,215,000	8,407,000	6,197,000
Goodwill amortization	6,668,000	4,568,000	2,754,000
Engineering and development expenses	988,000	1,253,000	1,401,000
Income from operations	25,944,000	17,147,000	9,405,000
Other income <expense>:
Interest income and other	442,000	448,000	406,000
Interest expense	<7,037,000>	<4,435,000>	<3,113,000>
	<6,595,000>	<3,987,000>	<2,707,000>

Income before income taxes	19,349,000	13,160,000	6,698,000
Income taxes	9,952,000	6,710,000	3,703,000

Net income	$9,397,000 =====	$6,450,000 =====	$2,995,000 =====
Earnings per share
- basic	$.68 ===	$.54 ===	$.28 ===

- diluted	$.66 ===	$.50 ===	$.26 ===

Weighted average number of shares outstanding
- basic	13,858,000 =====	12,048,000 =====	10,575,000 =====
- diluted	14,239,000 =====	13,004,000 =====	11,537,000 =====

The accompanying notes are an integral part of these consolidated financial statements.

Arguss Communications, Inc.

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2000, 1999 and 1998
	Shares	Amount	Additional Paid-in Capital	Common Stock due to former Shareholders	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 1997	8,519,000	$85,000	$36,443,000	--	$442,000	$36,970,000

Stock option exercises	279,000	3,000	1,341,000	--	--	1,344,000

Tax benefit -- stock options	--	--	463,000	--	--	463,000

Issuance of common stock related to acquisitions	2,051,000	21,000	23,080,000	--	--	23,101,000

Common stock due to former shareholders of acquired companies	--	--	--	11,092,000	--	11,092,000

Net income	--	--	--	--	2,995,000	2,995,000

Balance at December 31, 1998	10,849,000	109,000	61,327,000	11,092,000	3,437,000	75,965,000

Stock option exercises	195,000	2,000	1,408,000	--	--	1,410,000

Tax benefit -- stock options	--	--	598,000	--	--	598,000

Issuance of common stock related to acquisitions	1,970,000	19,000	29,265,000	<11,092,000>	--	18,192,000

Common stock due to former shareholders of acquired companies	--	--	--	500,000	--	500,000

Net income	--	--	--	--	6,450,000	6,450,000

Balance at December 31, 1999	13,014,000 ======	$130,000 =====	$92,598,000 =======	$500,000 =====	$9,887,000 ======	$103,115,000 =======

-continued on next page-

The accompanying notes are an integral part of these consolidated financial statements.

Arguss Communications, Inc.

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2000, 1999 and 1998
(continued)

	Shares	Amount	Additional Paid-in Capital	Common Stock due to former Shareholders	Retained Earnings	Total Stockholders' Equity

Balance at December 31, 1999	13,014,000	130,000	92,598,000	500,000	9,887,000	103,115,000

Stock option exercises	265,000	3,000	1,764,000	--	--	1,767,000

Tax benefit -- stock options	--	--	913,000	--	--	913,000

Issuance of common stock related to acquisitions	1,135,000	11,000	18,585,000	<500,000>	--	18,096,000

Net income	--	--	--	--	9,397,000	9,397,000

Balance at December 31, 2000	14,414,000 ======	$144,000 =====	$113,860,000 =======	-- ======	$19,284,000 =======	$133,288,000 =======

The accompanying notes are an integral part of these consolidated financial statements.

Arguss Communications, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2000, 1999 and 1998
	2000	1999	1998
Cash flows from operating activities:

Net income	$9,397,000	$6,450,000	$2,995,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,215,000	8,407,000	6,197,000
Goodwill amortization	6,668,000	4,568,000	2,754,000
Non-cash stock compensation	535,000	--	2,204,000

Changes in operating assets and liabilities:

Accounts receivable	<7,665,000>	<113,000>	<12,273,000>
Costs and earnings in excess of billings	<10,849,000>	<3,917,000>	<8,528,000>
Inventories	798,000	1,123,000	<1,038,000>
Other current assets	<244,000>	<281,000>	1,429,000
Deferred income taxes	2,696,000	693,000	<291,000>
Accounts payable and accrued expenses	<5,479,000>	6,111,000	10,692,000
Billings in excess of costs and earnings	470,000	<748,000>	758,000
Other liabilities	192,000	--	<1,000>
Net cash provided by operating activities	7,734,000	22,293,000	4,898,000

Cash flows from investing activities:

Disposal of fixed assets	611,000	374,000	609,000
Additions to fixed assets	<17,849,000>	<13,484,000>	<16,937,000>
Payment to former shareholders of acquired companies	<799,000>	<19,349,000>	--
Acquisitions, net of cash acquired	<18,207,000>	<6,925,000>	<19,041,000>
Net cash used by investing activities	<36,244,000>	<39,384,000>	<35,369,000>

Cash flows from financing activities:

Proceeds from lines of credit, net	29,583,000	27,997,000	35,970,000
Repayments of financing debt	<7,864,000>	<8,650,000>	<6,239,000>
Proceeds from issuance of common stock	1,767,000	1,423,000	1,344,000
Net cash provided by financing activities	23,486,000	20,770,000	31,075,000

Net increase <decrease> in cash	<5,024,000>	3,679,000	604,000
Cash, at beginning of year	5,498,000	1,819,000	1,215,000

Cash, at end of year	$474,000 ======	$5,498,000 =======	$1,819,000 =======

Supplemental disclosures of cash paid for:

Interest	$7,275,000	$4,158,000	$3,082,000
Corporate income taxes	$10,792,000	$3,375,000	$3,054,000

Arguss Communications, Inc.

Consolidated Statements of Cash Flows (continued)

Years ended December 31, 2000, 1999 and 1998

Supplemental disclosure of non-cash investing and financing activities:
	2000	1999	1998

Reduction in income taxes payable due to the exercise of stock options with previously incurred non-cash stock compensation expense	<$913,000>	<$598,000>	<$463,000>

Acquisitions accounted for under purchase method of accounting:

Fair value of net assets acquired
Accounts receivable	$11,693,000	$2,399,000	$9,513,000
Inventory	874,000	--	--
Other current assets	944,000	52,000	491,000
Property and equipment	4,780,000	1,198,000	7,546,000

Total non-cash assets	18,291,000	3,649,000	17,550,000
Liabilities	<7,007,000>	<1,511,000>	<6,437,000>
Long-term debt	<7,203,000>	<371,000>	<2,455,000>

Net non-cash assets acquired	4,081,000	1,767,000	8,658,000

Cash acquired	116,000	575,000	1,725,000

Fair value of net assets acquired	4,197,000	2,342,000	10,383,000
Excess of costs over fair value of net assets acquired	31,876,000	11,080,000	50,028,000

Purchase price	36,073,000 ========	$13,422,000 ========	$60,411,000 ========

Common stock issued and issuable	$17,866,000	$5,847,000	$33,789,000
Liability payable to former shareholders of acquired companies	--	650,000	7,581,000
Cash paid	18,323,000	7,500,000	20,766,000
Cash acquired	<116,000>	<575,000>	<1,725,000>

Purchase price	$36,073,000 ========	$13,422,000 ========	$60,411,000 ========

Note:

During 2000, former shareholders of acquired companies received, in the aggregate, an additional $799,000 in cash and 13,000 shares of the Company's common stock in full satisfaction of their additional payments. In 1999, former shareholders of acquired companies received, in the aggregate, an additional $19,349,000 in cash and 1,535,000 shares of the Company's common stock in full satisfaction of their additional payments.

The accompanying notes are an integral part of these consolidated financial statements.

Arguss Communications, Inc.
Notes to Consolidated Financial Statements
December 31, 2000, 1999 and 1998

(1)     Organization

          The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group ("ACG") and Conceptronic, Inc ("Conceptronic"). ACG is engaged in the construction, reconstruction, maintenance, engineering, design, repair and expansion of communications systems, cable television and data systems, including providing aerial, underground and long-haul construction and splicing of both fiber optic and coaxial cable to major telecommunications customers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

(2)      Summary of Significant Accounting Policies
(a)     Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

(b)     Revenue Recognition

  ACG recognizes revenue using the percentage of completion method based upon an efforts expended method during the period services are performed using contractual pricing schedules which detail unit prices for individual services performed. Changes to total estimated costs and anticipated losses, if any, are recognized in the period determined. Conceptronic recognizes revenue when equipment manufactured is shipped, when persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable, and collectability of the sales price is reasonably assured.

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

(f)     Goodwill

  Goodwill amortization is calculated using a twenty-year period. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company estimates the undiscounted cash flow of the business enterprise over the remaining life of the asset in determining whether the asset is recoverable.

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

(i)     Fair Value of Financial Instruments

  The carrying amounts of cash, accounts receivable, short-term borrowings and accounts payable approximate fair values due to the short maturity of these instruments. The fair value of long-term debt approximates the carrying value because the interest rate associated with the long-term debt is a floating-rate.

  The fair value of Interest Rate Swaps is determined quarterly, based on the interest rate movements in the cash markets. Amounts due under such swaps are settled quarterly in cash. The Company has neither received nor expended significant amounts with respect to quarterly valuations.

(j)     Impairment of Long-Lived Assets

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

(k)     Stock-Based Compensation

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

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses depends on the intended use of the derivative and its resulting designations. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133." As amended, SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001. Adoption of SFAS No. 133 will not have a material impact on the consolidated financial statements.

(n)     Research and Development Expenditures

  Research and development expenses incurred and expensed were $407,000, $926,000 and $1,096,000, respectively, for the years ended December 31, 2000, 1999 and 1998. Such expenses are classified in engineering and development expenses in the accompanying Consolidated Statements of Operations.

(o)     Reclassification

  Certain amounts in the 1999 and 1998 financial statements have been reclassified for comparability with the 2000 presentation.

(3)      Contract Accounting

          The retainage included in accounts receivable which represents amounts withheld by contract with respect to ACG accounts receivable was $7,227,000 and $3,384,000 at December 31, 2000 and 1999, respectively. The Company expects to collect substantially all the retainage within one year.

	Dec. 31, 2000	Dec. 31, 1999

Costs incurred on uncompleted contracts	$129,847,000	$90,798,000
Estimated earnings	29,880,000	15,338,000
	159,727,000	106,136,000
Less: Billings to date	142,041,000	99,311,000

	$17,686,000 ========	$6,825,000 =======

Included in accompanying balance sheets under the following captions:
Costs and earnings in excess of billings, net	$18,156,000 ========	$6,825,000 =======
Billings in excess of costs and earnings	$ 470,000 ========	$ -- . =======

          The Company receives customer advances to purchase materials related to specific contracts. The customer advances offset material purchases included in "Costs and earnings in excess of billings." The Company has included customer advances of $13,100,000 and $12,600,000 at December 31, 2000 and 1999, respectively, in the "Billings to date" amounts shown above.

(4)      Segment Information

          The Company has two operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

          The Company's two reportable segments are telecom services and manufacturing. The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group ("ACG") and Conceptronic, Inc. ("Conceptronic"). Through ACG, Arguss is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications, wireless and broadband service providers. Because the telecom system projects are fully integrated undertakings, the Company does not capture individually each component of the service functions performed for revenue reporting purposes. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT"). The "Other" column includes the Company's corporate and unallocated expenses.

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

For the Year Ended December 31, 2000:
	Telecom Services	Equipment Manufacturing	Other	Consolidated

External sales	$247,128,000	$23,044,000	--	$270,172,000
Cost of sales, excluding depreciation	184,873,000	17,693,000	--	202,566,000
Gross profit, excluding depreciation	62,255,000	5,351,000	--	67,606,000

Operating expenses, excluding depreciation	17,629,000	4,903,000	259,000	22,791,000
Depreciation expense	11,056,000	148,000	11,000	11,215,000
Goodwill amortization	6,668,000	--	--	6,668,000
Engineering and development expenses	--	988,000	--	988,000

Total operating expense	35,353,000	6,039,000	270,000	41,662,000

Interest and other income	429,000	13,000	--	442,000
Interest expense	<6,743,000>	<294,000>	--	<7,037,000>

Pretax income <loss>	$20,588,000 ========	<$969,000> =======	<$270,000> =======	19,349,000

Income taxes				9,952,000

Net income				$9,397,000 =======

Capital expenditures	$17,829,000 ========	$15,000 =====	$5,000 ====	$17,849,000 ========
Property, plant and equipment, net	$46,697,000 ========	$1,141,000 =======	$13,000 =====	$47,851,000 ========
Total assets	$245,068,000 =========	$11,676,000 ========	$3,655,000 =======	$260,399,000 =========
Total liabilities	$101,223,000 =========	$9,998,000 =======	$15,890,000 ========	$127,111,000 =========

For the Year Ended December 31, 1999:
	Telecom Services	Equipment Manufacturing	Other	Consolidated

External sales	$180,532,000	$16,876,000	--	$197,408,000
Cost of sales, excluding depreciation	137,570,000	11,529,000	--	149,099,000
Gross profit, excluding depreciation	42,962,000	5,347,000	--	48,309,000

Operating expenses, excluding depreciation	12,338,000	4,596,000	--	16,934,000
Depreciation expense	8,240,000	157,000	10,000	8,407,000
Goodwill amortization	4,568,000	--	--	4,568,000
Engineering and development expenses	--	1,253,000	--	1,253,000

Total operating expense	25,146,000	6,006,000	10,000	31,162,000

Interest and other income	439,000	1,000	8,000	448,000
Interest expense	<4,212,000>	<223,000>	--	<4,435,000>

Pretax income < loss>	$14,043,000 ========	<$881,000> =======	<$2,000> =====	13,160,000

Income taxes				6,710,000

Net income				$6,450,000 =======

Capital expenditures	$13,341,000 ========	$141,000 ======	$2,000 =====	$13,484,000 ========
Property, plant and equipment, net	$35,756,000 ========	$1,273,000 =======	$19,000 =====	$37,048,000 ========
Total assets	$181,252,000 =========	$10,624,000 ========	$7,325,000 =======	$199,201,000 =========
Total liabilities	$75,388,000 ========	$7,978,000 =======	$12,720,000 ========	$96,086,000 ========

For the Year Ended December 31, 1998:
	Telecom Services	Equipment Manufacturing	Other	Consolidated

External sales	$127,740,000	$17,277,000	--	$145,017,000
Cost of sales, excluding depreciation	99,256,000	11,547,000	--	110,803,000
Gross profit, excluding depreciation	28,484,000	5,730,000	--	34,214,000

Operating expenses, excluding depreciation	9,668,000	4,508,000	281,000	14,457,000
Depreciation expense	5,980,000	207,000	10,000	6,197,000
Goodwill amortization	2,754,000	--	--	2,754,000
Engineering and development expenses	--	1,401,000	--	1,401,000

Total operating expense	18,402,000	6,116,000	291,000	24,809,000

Interest and other income	355,000	11,000	40,000	406,000
Interest expense	<2,899,000>	<189,000>	<25,000>	<3,113,000>

Pretax income < loss>	$7,538,000 =======	<$564,000> =======	<$276,000> =======	6,698,000

Income taxes				3,703,000

Net income				$2,995,000 =======

Capital expenditures	$16,817,000 ========	$120,000 ======	-- =====	$16,937,000 ========
Property, plant and equipment, net	$29,831,000 ========	$1,289,000 =======	$27,000 =====	$31,147,000 ========
Total assets	$122,416,000 =========	$9,237,000 =======	$21,269,000 ========	$152,922,000 =========
Total liabilities	$60,864,000 ========	$5,710,000 =======	$10,383,000 ========	$76,957,000 ========

The Company has customers whose sales represent a significant portion of segment net sales. Telecom services sales to three customers accounted for 49%, 54% and 56% of that segment's 2000, 1999 and 1998 net sales, respectively. Equipment manufacturing sales to one customer was 15%, 9% and 10% respectively, of that segment's net sales in 2000, 1999 and 1998.

(5)      Inventories

          Inventories consist of the following:
	December 31,
	2000	1999

Raw materials	$2,655,000	$2,537,000
Work in process	1,119,000	1,088,000
Finished goods	836,000	909,000

	$4,610,000 =======	$4,534,000 =======

The amounts above are net of reserves for inventory valuation of $672,000 and $602,000 at December 31, 2000 and 1999, respectively.

(6)      Non-Current Assets

          Property, plant and equipment consists of the following:
	December 31,		Estimated useful lives
	2000	1999

Land	$2,030,000	$2,006,000	--
Buildings	5,347,000	4,122,000	31.5 years
Transportation equipment	29,204,000	21,865,000	5 years
Machinery and equipment	32,879,000	22,227,000	3-7 years
Office furniture and fixtures	4,872,000	2,999,000	4-7 years

Property, plant and equipment	$74,332,000 ========	$53,219,000 ========

          Goodwill consists of the following:
	December 31,		Estimated useful lives
	2000	1999

Goodwill	$142,329,000	$110,476,000	20 years
Less: accumulated amortization	<14,936,000>	<8,268,000>
Goodwill, net	$127,393,000 =========	$102,208,000 =========

(7)      Short-Term Borrowings

          In March 2000, the Company increased the availability under its syndicated credit facility ("Credit Facility") to $150 million with seven money center and regional banks. The Company continues to pledge the capital stock of its wholly owned subsidiaries and the majority of the Company's assets to secure the Credit Facility. The Company uses the Credit Facility to provide working capital for current operations, to finance acquisitions, to purchase capital assets and for other corporate purposes. The Credit Facility has a $120 million revolving credit feature, as well as a $30 million amortizing five-year term loan. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line will bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or at the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company incurs commitment fees of .25% to .50% as determined by the ratio of the Company's total funded debt to EBITDA on any unused borrowing capacity under the Credit Facility. The revolving line of credit has an initial term, maturing on March 19, 2003, and is renewable for up to one additional year.

          Other information regarding current lines of credit for 2000 and 1999 is as follows:
	2000	1999

Amount outstanding at December 31:	$70,246,000	$35,000,000
Weighted average interest rate at December 31:	8.43%	8.65%
Weighted average borrowing outstanding during the year	$61,760,000	$24,428,000
Weighted average interest rate during the year	8.36%	7.68%
Maximum outstanding during the year	$79,229,000	$45,090,000

(8)      Long-Term Debt

          Included in the Company's Credit Facility is a $30 million amortizing five-year term loan. Amounts borrowed bear interest as a relationship to LIBOR, plus 1.25% to 2.25%, as determined by the ratio of the Company's total funded debt to EBITDA. Information regarding the term loans is included in the table below:
	2000	1999

Long-term debt	$17,750,000	$24,750,000
Less: Current portion	<7,000,000>	<7,000,000>

Long-term debt excluding current portion	$10,750,000 ========	$17,750,000 ========

Weighted average interest rate @ 12/31	8.57%	8.36%

Weighted average borrowing outstanding throughout the year	$21,542,000	$28,628,000

Weighted average interest rate during the year	8.31%	7.76%

Maximum outstanding during the year	$24,750,000	$31,480,000

Principal paid during the year	$7,000,000	$6,549,000

          Minimum repayments of principal on the aggregate term loan facilities are as follows for the years ending December 31:
2001	$7,000,000
2002	6,250,000
2003	3,750,000
2004	750,000

Total	$17,750,000 ========

          The Company has also separately financed certain buildings, vehicles and machinery. Information regarding these loans is included in the table below:

	December 31,
	2000	1999

Mortgage payable in monthly installments of $6,808, including interest at 8.18%.	$632,000	$660,000

Mortgage payable in monthly installments of $3,083, plus interest at the prime rate, plus 1.5% payable through December 2002. At December 31, 2000, the interest rate was 9.75%.	438,000	477,000

Subordinated mortgage payable to Granite State Development Corporation in equal monthly installments of $1,689, plus annual interest at 7.06%, payable through February 2013.	438,000	451,000

Vehicle and machinery loans. Amounts will substantially repaid over the next 24 months	752,000	425,000

Long-term debt	2,260,000	2,013,000
Less current portion of long-term debt	<322,000>	<340,000>

Long-term debt, excluding current portion	$1,938,000 =======	$1,673,000 =========

          The aggregate maturities of the above long-term debt for each of the five years subsequent to December 31, 2000, are as follows:

2001	$322,000
2002	510,000
2003	160,000
2004	96,000
2005 and thereafter	1,172,000

Total	$2,260,000 =======

          In the ordinary course of business, the Company is exposed to floating-interest rate risk. In March 1999, the Company terminated interest rate swaps entered into as a hedge against variable-term loan interest rate risk. The aggregate loss of approximately $330,000 on termination of the interest rate swaps is being amortized over the remaining life of the related term loan that was hedged.

          To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year term financing, the Company has entered into an interest rate swap pursuant to which it pays fixed interest rates and receives variable-interest rates on the same notional amount. Other parties to the agreements expose the Company to credit losses for the periodic settlements of amounts due under the Interest Rate Swaps in the event of non-performance. However, the Company does not anticipate that it will incur any material credit losses because it does not anticipate non-performance by the counter parties.

(9)      Income Taxes

          Income tax expense for the years ended December 31, 2000, 1999 and 1998 is as follows:

	2000	1999	1998
Current:
Federal	$7,247,000	$5,217,000	$3,139,000
State	1,119,000	794,000	958,000
	8,366,000	6,011,000	4,097,000
Deferred:
Federal	1,279,000	765,000	<696,000>
State	307,000	<66,000>	302,000
	1,586,000	699,000	<394,000>

Total tax expense	$9,952,000 =======	$6,710,000 =======	$3,703,000 =======

          Total income tax expense was allocated as follows:
Years Ended December 31	2000	1999	1998

Income from operations	$9,952,000	$6,710,000	$3,703,000

Stockholders equity for compensation expense for tax purposes in excess of amounts recognized for financial statement purposes	<913,000>	<598,000>	<463,000>

	$9,039,000 =======	$6,112,000 =======	$3,240,000 =======

          The actual income tax for the years ended December 31, 2000, 1999 and 1998, differs from the "expected" tax computed by applying the U.S. federal corporate income tax rate of 34% to earnings before income tax as follows:
	2000	1999	1998

Computed "expected" tax	$6,773,000	$ 4,606,000	$2,282,000
Increase < decrease> resulting from:
State income taxes, net	927,000	473,000	399,000
Non-deductible goodwill amortization	2,334,000	1,599,000	936,000
Other	<82,000>	32,000	86,000

	$9,952,000 =======	$6,710,000 =======	$3,703,000 =======

          The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, are as follows:
	2000	1999

Assets:
Inventory	$341,000	$432,000
Allowance for doubtful accounts	137,000	43,000
Stock options and other compensation	775,000	683,000
Tax loss carryforwards and other	536,000	671,000
Total deferred tax assets	1,789,000	1,829,000

Liabilities:
Property and equipment	<4,377,000>	<4,022,000>
Contract revenue	<2,050,000>	<403,000>
Total deferred tax liabilities	<6,427,000>	<4,425,000>

Net deferred tax liabilities	<$4,638,000> ========	<$2,596,000> ========

(10)     Stock-Based Compensation

          The Company established a stock option plan (the "Plan") in July 1991 pursuant to which the Company's Board of Directors may grant stock options to officers and key employees. The Plan as amended in May 2000 authorizes the grant of options for up to 5,000,000 shares of common stock.

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

          During 2000, the Board of Directors granted 728,000 NSOs and 707,000 ISOs to employees of acquired entities and corporate employees. The NSOs were granted at the following prices:

Grant Price	Options

$15.75	311,000
16.00	2,000
17.00	150,000
17.69	2,000
18.00	82,000
19.50	181,000

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

          During 1998, the Board of Directors granted 400,000 NSOs to employees of acquired entities and corporate employees. The NSOs were granted at the following prices:

Grant Price	Options

$8.00	120,000
9.75	100,000
13.00	130,000
15.50	50,000

          The Company applies APB No. 25 and related interpretations for its stock option plan. Accordingly, compensation expense is not recorded for stock options granted at fair market value. For NSOs, compensation expense equal to the excess of market value over exercise price at date of grant is recorded as the options vest. The Company recognized $535,000 in compensation cost for the 728,000 NSOs granted in 2000. For the 350,000 NSOs granted in 1999 set out above the Company recognized no compensation expense. For the 400,000 NSO's granted in 1998 set out above, the Company recognized $2,204,000 in compensation expense. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:
	2000	1999	1998
Net income:
As reported	$9,397,000	$6,450,000	$2,995,000
Pro forma	406,000	3,329,000	1,292,000
Basic earnings per share:
As reported	$.68	$.54	$.28
Pro forma	$.03	$.27	$.12
Diluted earnings per share:
As reported	$.66	$.50	$.26
Pro forma	$.03	$.26	$.11

          Pro forma net income reflects only options granted in 2000, 1999 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

          The per share weighted average fair value of stock options granted in 2000, 1999 and 1998 was $13.03, $11.31 and $10.96, respectively, on the date of grant using the Black-Scholes option-pricing model with the following respective weighted average assumptions: dividend yield of 0%; expected volatility of .62 in 2000, .56 in 1999 and .58 in 1998; risk free interest rate of 6.5% in 2000, 5.5% in 1999, and 4.9% in 1998; and an expected life of five to ten years in 2000, 1999, and 1998.

          Stock option activity during the periods indicated is as follows:
	No. of Options	Weighted Average Exercise Price

Balance at December 31, 1997	1,013,000	6.59
Granted	524,000	11.75
Exercised	<279,000>	4.87
Forfeited	<70,000>	8.59

Balance at December 31, 1998	1,188,000	$9.15
Granted	710,000	15.68
Exercised	<195,000>	7.23
Forfeited	<88,000>	15.07

Balance at December 31, 1999	1,615,000	$11.93
Granted	1,435,000	17.70
Exercised	<165,000>	9.05
Forfeited	<109,000>	16.36

Balance at December 31, 2000	2,776,000 =======	$14.91

          At December 31, 2000, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:
Exercise Price	No. of Options	Weighted Average Remaining Life
$3.00	193,000	3.49
$4.75	50,000	1.35
$5.50	47,000	1.35
$5.75	1,000	6.35
$6.40	20,000	1.81
$8.00	72,000	3.52
$8.50	1,000	1.81
$9.50	5,000	1.81
$9.75	67,000	2.00
$13.00	115,000	2.00
$15.50	370,000	6.27
$15.63	7,000	7.86
$15.75	855,000	7.76
$15.88	68,000	4.37
$16.00	3,000	4.38
$17.00	150,000	4.38
$17.63	7,000	7.33
$17.69	2,000	4.38
$17.88	29,000	7.37
$18.00	105,000	5.95
$19.50	609,000	9.09

Total	2,776,000 =======

          At December 31, 2000 and 1999, the number of options exercisable was 1,413,000 and 758,000 respectively, and the weighted average exercise price of those options was $12.19 and $7.72, respectively.

(11)     Defined Contribution Plans

          The Company has 401-K Savings Plans covering all of its employees, whereby the Company makes discretionary annual contributions for its eligible employees. The Company's expense for these defined contribution plans totaled $260,000, $220,000 and $318,000, respectively, in 2000, 1999 and 1998.

(12)     Concentration of Credit Risk

          Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable.

          ACG's three largest customers accounted for approximately 45% and 49% of consolidated net sales for the years ended December 31, 2000 and 1999. The Company does not believe that it is exposed to significant credit risk due to the creditworthiness of its customers.

(13)     Acquisitions

          During 2000, the Company, through ACG, actively pursued acquisitions in the telecom infrastructure services industry. The Company enhanced its telecom service capacity through four acquisitions in 2000. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. The aggregate purchase price, including additional payments, was approximately $18.3 million in cash and 1.1 million shares of the Company's common stock, plus the assumption of $7.2 million of debt. Approximately $31.9 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

          During 1999, the Company made three acquisitions. The aggregate purchase price, including additional payments, was approximately $7.5 million in cash and 484,000 shares of the Company's common stock, plus the assumption of debt. Each of the acquisitions was accounted for as a purchase, and the results of operations of the acquired companies were included in the consolidated results of the Company from their respective acquisition dates. Approximately $11.1 million of goodwill was recorded by the Company in connection with the acquisitions, which reflects the adjustments necessary to allocate the individual purchase prices to the fair value of assets acquired and liabilities assumed.

          The following unaudited pro forma data summarize the results of operations for the years ended December 31, 2000 and 1999 as if the acquisitions made during 2000 had been completed on January 1, 1999. The unaudited pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, goodwill amortization, stock option expense, income taxes and number of weighted average shares outstanding. These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the aforementioned acquisitions had occurred on January 1, 1999, respectively, or that may be obtained in the future. Certain acquisitions have been excluded from the following table because they are deemed immaterial.
Pro Forma Data	<Unaudited>
	2000	1999

Sales	$272,587 000 =========	$217,999,000 =========

Gross profit, excluding depreciation	$ 69,269,000 =========	$ 55,339,000 =========
Operating expenses, excluding depreciation	$ 24,256,000	$ 18,002,000
Depreciation	11,313,000	9,235,000
Goodwill amortization	6,991,000	5,694,000
Pretax income	19,436,000	16,247,000
Net income	9,326,000	7,915,000
Earnings per share
- basic	$.66	$.59
- diluted	$.65	$.57

Weighted average shares outstanding
- basic	14,099,000	13,379,000
- diluted	14,480,000	13,855,000

(14)     Commitments

          The Company, through its subsidiaries, has entered into various non-cancelable operating leases for facilities, transportation equipment and machinery and equipment. Total rent expense for all operating leases was approximately $2,511,000, $1,668,000 and $1,062,000 for 2000, 1999 and 1998, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000:

2001	$1,511,000
2002	873,000
2003	778,000
2004	605,000
2005	467,000
Thereafter	1,414,000

$5,648,000 =======

(15)     Earnings Per Share

          The following schedules set forth the computation of diluted earnings per common share.
	2000
	Earnings per Share	Shares	Net Income

Basic	$.68	13,858,000	$9,397,000
Effect of stock options and warrants	<.02>	381,000	--

Diluted	$ .66 ===	14,239,000 =======	$9,397,000 =======

	1999
	Earnings per Share	Shares	Net Income

Basic	$.54	12,048,000	$6,450,000
Effect of stock options and warrants	<.02>	466,000	--
Effect of additional shares issued for purchase of telecom service company	<.02>	480,000	--
Effect of estimated additional shares to be issued for purchase of telecom service company	--	10,000	--

Diluted	$.50 ===	13,004,000 =======	$6,450,000 =======

	1998
	Earnings per Share	Shares	Net Income

Basic	$.28	10,575,000	$2,995,000
Effect of stock options and warrants	<.01>	581,000	--
Effect of additional shares issued for purchase of telecom service company	<.01>	381,000	--

Diluted	$.26 ===	11,537,000 =======	$2,995,000 =======

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

          Additionally the following securities that could potentially dilute future basic earnings per common share were not included in the above computations of diluted earnings per share because to do so would have been anti-dilutive:

Year Ended December 31:
1998	707,000
1999	1,249,000
2000	2,395,000

(16)     Related-Party Transactions

          During the twelve months ended December 31, 2000, the Company acquired a telecom infrastructure services firm that was owned, in part, by an ACG employee and shareholder. The aggregate purchase price of this acquisition was $2 million and 127,000 shares of the Company's common stock. In 1999, the Company purchased $1,132,000 of products and services from this firm. The aggregate purchase price of the products and services was based on fair market value.

          The Company leases two office locations from the former owners of acquired companies who are both employees of ACG. The leases expire in 2008 and 2013. Rent expense under the operating leases amounted to $245,000 and $29,000 in 2000 and 1999. As of December 31, 2000 future minimum lease payments under the non-cancelable lease terms are as follows: 2001, $281,000; 2002, $285,000; 2003, $290,000; 2004, $295,000; 2005, $300,000 and $1,414,000 thereafter.

(17)     Quarterly Financial Data (Unaudited)
2000 (A) (B)	First	Second	Third	Fourth

Net sales	$55,044,000	$67,109,000	$78,532,006	$69,487,000
Gross profit, excluding depreciation	12,096,000	18,745,000	22,271,006	14,494,000
Net income	$647,000	$3,776,000	$4,608,000	$ 366,000
Basic earnings per share	$.05	$.27	$.32	$.03
Diluted earnings per share	$.05	$.26	$.31	$.02

1999 (A) (B)	First (C)	Second (C)	Third	Fourth

Net sales	$37,806,000	$43,856,000	$53,351,000	$54,444,000
Gross profit, excluding depreciation	7,225,000	11,920,000	13,709,000	12,800,000
Net income	$101,000	$2,076,000	$2,850,000	$ 1,422,000
Basic earnings per share	$.01	$.18	$.24	$.11
Diluted earnings per share	$.01	$.16	$.22	$.11

1998 (A) (B)	First	Second	Third	Fourth

Net sales	$24,239,000	$35,163,000	$45,908,000	$39,707,000
Gross profit, excluding depreciation	5,448,000	9,349,000	11,365,000	8,052,000
Net income <loss>	<$773,000>	$1,166,000	$2,166,000	$436,000
Basic earnings <loss> per share	<$.07>	$.11	$.20	$.04
Diluted earnings <loss> per share	<$.07>	$.11	$.18	$.04

(A)	Gross profit excludes depreciation expense relating to cost of sales of $10,344,000, $7,856,000 and $5,840,000, in the years ended December 31, 2000, 1999 and 1998, respectively.
(B)	Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings <loss> per share does not equal the totals for the years.
(C)

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

1999	First	Second

Net sales	$3,929,000	$4,022,000
Gross profit, excluding depreciation	1,447,000	1,207,000