Form 10-Q
period 2001-03-31
ARGUSS COMMUNICATIONS INC
filed 2001-05-11
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2001	Commission File Number: 0-19589

ARGUSS COMMUNICATIONS, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	02-0413153
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

One Church Street, Suite 302, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code:	301-315-0027

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: X	No:

As of May 1, 2001, there were 14,425,944 shares of Common Stock, $ .01 par value per share, outstanding.

ARGUSS COMMUNICATIONS, INC.

INDEX

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31, 2001	Dec. 31, 2000
Assets

Current assets:
Cash	$ 448,000	$ 474,000
Restricted cash from customer advances	78,000	303,000
Accounts receivable trade, net of allowance for doubtful accounts of $299,000 and $276,000 in 2001 and 2000, respectively	49,461,000	57,133,000
Costs and earnings in excess of billings	14,967,000	18,156,000
Inventories	5,279,000	4,610,000
Other current assets	2,183,000	2,690,000

Total current assets	72,416,000	83,366,000

Property, plant and equipment, net	46,643,000	47,851,000
Goodwill, net	125,596,000	127,393,000

Total Assets	$ 244,655,000	$ 258,610,000

Liabilities and Stockholders' Equity

Current liabilities:

Current portion of long-term debt	$ 7,306,000	$ 7,322,000
Short-term borrowings	66,957,000	70,246,000
Accounts payable	14,083,000	19,731,000
Billings in excess of costs and earnings	56,000	470,000
Customer advances	-	4,000
Accrued expenses and other liabilities	9,352,000	10,223,000
Deferred income taxes	261,000	261,000

Total current liabilities	98,015,000	108,257,000

Long-term debt, excluding current portion	10,850,000	12,688,000
Deferred income taxes Other liabilities	4,345,000 56,000	4,377,000 -

Total liabilities	113,266,000	125,322,000

Stockholders' equity:
Common stock $.01 par value	144,000	144,000
Additional paid-in capital	113,930,000	113,860,000
Retained earnings Accumulated comprehensive loss	17,417,000 <102,000>	19,284,000 -

Total stockholders' equity	131,389,000	133,288,000

Total liabilities and stockholders' equity	$ 244,655,000	$ 258,610,000

The accompanying notes are an integral part of these financial statements.

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31:
	2001	2000

Net sales	$48,974,000	$55,044,000
Cost of sales, excluding depreciation	40,445,000	42,948,000

Gross profit, excluding depreciation	8,529,000	12,096,000

Selling, general and administrative expenses	5,746,000	5,106,000
Depreciation	3,222,000	2,366,000
Goodwill amortization	1,798,000	1,427,000
Non-cash stock compensation	171,000	4,000
Engineering and development expenses	212,000	236,000

Operating income <loss>	<2,620,000>	2,957,000

Other income <expense>:
Interest income and other	157,000	202,000
Interest expense	<1,686,000>	<1,227,000>

Income <loss> before income taxes	<4,149,000>	1,932,000
Income tax expense <benefit>	<2,282,000>	1,285,000

Net income <loss>	<$1,867,000>	$ 647,000

Earnings <loss> per common share:
-- basic	<$.13>	$.05

-- diluted	<$.13>	$.05

Weighted average shares outstanding:
-- basic	14,425,000	13,123,000

-- diluted	14,425,000	13,549,000

The accompanying notes are an integral part of these financial statements.

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31:
	2001	2000
Cash flows from operating activities:
Net income <loss>	<$1,867,000>	$ 647,000
Adjustments to reconcile net income to net
Cash provided by <used in> operating activities:
Depreciation	3,222,000	2,366,000
Goodwill amortization	1,798,000	1,427,000
Non cash stock compensation	171,000	4,000

Changes in assets and liabilities:
Accounts receivable	7,672,000	<6,743,000>
Costs and earnings in excess of billings	3,410,000	<6,809,000>
Inventories	<669,000>	<623,000>
Other current assets	507,000	<572,000>
Accounts payable	<5,648,000>	2,086,000
Billings in excess of costs and earnings	<414,000>	-
Accrued expenses and other liabilities	<1,119,000>	1,351,000

Net cash provided by <used in> operating activities	7,063,000	<6,866,000>

Cash flows from investing activities:
Additions to property, plant and equipment	<2,470,000>	<2,686,000>
Disposal of property, plant and equipment	456,000	212,000
Additional payment to former shareholders of acquired companies	-	<634,000>
Purchase of telecom services companies, net	-	<4,064,000>

Net cash used in investing activities	<2,014,000>	<7,172,000>

Cash flows from financing activities:
Proceeds from <repayments on> lines of credit	<3,289,000>	10,330,000
Net repayments of long term debt	<1,854,000>	<1,732,000>
Issuance of common stock	68,000	328,000

Net cash <used in> provided by financing activities	<5,075,000>	8,926,000

Net decrease in cash	<26,000>	<5,112,000>

Cash at beginning of period	474,000	5,498,000

Cash at end of period	$ 448,000	$ 386,000

(continued)

The accompanying notes are an integral part of these financial statements.

ARGUSS COMMUNICATIONS, INC.
CONSOLIDATED
STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31:
	2001	2000

Supplemental disclosures of cash paid for:
Interest	$1,334,000	$ 1,343,000
Corporate income taxes	<$1,311,000>	$ 1,447,000

Supplemental disclosure of
investing and financing activities:

Fair value of assets acquired:

Accounts receivable		$ 1,163,000
Other current assets		499,000
Inventory		8,000
Property and equipment		458,000

Total non cash assets		2,128,000

Liabilities		<938,000>
Long-term debt		<27,000>

Net non-cash assets acquired		1,163,000

Cash acquired		-

Fair value of net assets acquired		1,163,000
Excess of costs over fair value
of net assets acquired		6,211,000

Purchase price		$ 7,374,000

Common stock issued		$ 3,310,000
Cash paid		4,064,000
Cash acquired		-

Purchase price		$7,374,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGUSS COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

          A)          Organization

          The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, MBT ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications, wireless and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

          B)          Basis for Presentation

          As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by generally accepted accounting principles. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 7, 2001.

          In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

          Certain amounts in the 2000 financial statements have been reclassified for comparability with the 2001 presentation.

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

          D)          Earnings <Loss> per Share

          Basic earnings <loss> per common share are computed by dividing net income <loss> available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings <loss> per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants and contingently issuable shares. Diluted earnings <loss> per common share are computed by dividing net income <loss> by the weighted average number of common shares and all potentially dilutive securities. During the three months ended March 31, 2001, the Company reported a loss. Consequently, the Company did not give effect to 176,000 potentially dilutive securities in the calculation of loss per common share, as the result would have been anti-dilutive.

		For the Three Months Ended March 31:
		2001			2000

	Loss Per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	<$.13>	14,425,000	<$1,867,000>	$ .05	13,123,000	$ 647,000
Effect of stock options and warrants	-	-	-	-	426,000	-

Diluted	<$.13>	14,425,000	<$1,867,000>	$ .05	13,549,000	$ 647,000

          E)          Contract Accounting

          The retainage included in accounts receivable, representing amounts withheld by contract with respect to ACG accounts receivable, was $5,945,000 and $7,227,000 at March 31, 2001 and December 31, 2000, respectively. The Company expects to collect substantially all the retainage within one year.
	March 31, 2001	December 31, 2000

Costs incurred on uncompleted contracts	$44,378,000	$129,847,000
Estimated earnings	3,850,000	29,880,000

	48,228,000	159,727,000
Less: Billings to date	33,317,000	142,041,000

	$14,911,000	$17,686,000

Included in accompanying balance sheets under the following caption:
Costs and earnings in excess of billings	$14,967,000	$18,156,000

Billings in excess of costs and earnings	$ 56,000	$ 470,000

          F)          Segment Information

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assessing performance.

          The Company's two reportable segments are telecom services and manufacturing. The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, MBT ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

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

	Three Months Ended March 31, 2001

	Telecom Services	Manufacturing	All Other	Total

External sales	$ 45,295,000	$ 3,679,000	-	$ 48,974,000
Cost of sales, excluding depreciation	37,191,000	3,254,000	-	40,445,000

Gross profit, excluding depreciation	8,104,000	425,000	-	8,529,000
Operating expenses, excluding depreciation	4,720,000	1,026,000		5,746,000
Goodwill amortization	1,798,000	-	-	1,798,000
Depreciation	3,191,000	28,000	3,000	3,222,000
Engineering and development	-	212,000	-	212,000
Non cash compensation expense	95,000	-	76,000	171,000

Interest and other income	152,000	6,000	<1,000>	157,000
Interest expense	<1,603,000>	<83,000>	-	<1,686,000>

Pretax income <loss>	<$3,151,000>	<$918,000>	<$80,000>	<$4,149,000>

Capital expenditures	$ 2,455,000	$ 15,000	$ -	$ 2,470,000

Total assets	$233,049,000	$10,432,000	$1,174,000	$244,655,000

	Three Months Ended March 31, 2000

	Telecom Services	Manufacturing	All Other	Total

External sales	$ 49,570,000	$ 5,474,000	-	$ 55,044,000
Cost of sales, excluding depreciation	38,702,000	4,246,000	-	42,948,000

Gross profit, excluding depreciation	10,868,000	1,228,000	-	12,096,000
Operating expenses, excluding depreciation	3,768,000	1,340,000	<2,000>	5,106,000
Goodwill amortization	1,427,000	-	-	1,427,000
Depreciation	2,324,000	40,000	2,000	2,366,000
Engineering and development	-	236,000	-	236,000
Non cash compensation expense	3,000	-	1,000	4,000

Interest and other income	200,000	2,000	-	202,000
Interest expense	<1,160,000>	<67,000>	-	<1,227,000>

Pretax income <loss>	$ 2,386,000	<$453,000>	<$1,000>	$ 1,932,000

Capital expenditures	$ 2,681,000	$ 3,000	$ 2,000	$ 2,686,000

Total assets	$200,302,000	$11,394,000	$ 703,000	$212,399,000

G)          Bank Financing

          The Company has a $120 million revolving credit facility, for which it pledges, as security, the capital stock of its wholly owned subsidiaries and the majority of the Company's assets. The Company uses the credit facility to provide working capital to finance acquisitions, the purchase of capital assets and for other corporate purposes. The Company also has a $30 million, in original notional amount, amortizing five-year term facility with $16 million outstanding at March 31, 2001. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term, maturing on March 19, 2003, and is renewable for up to one additional year. The term facility has an expiration of March 1, 2004.

          H)          Derivative Instruments and Hedging Activities

          To hedge the Company's variable-term loan interest rate risk for the $30 million, in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. During the three months ended March 31, 2001, the Company's receipts under the interest rate swap aggregated $42,000. The expiration of the swap coincides with the maturity of the debt on March 1, 2004. The purpose of the hedge is to provide a measure of stability in the volatile environment of interest rates. The Company's interest rate swap agreement in place is designated as cash flow hedge.

          As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

          The cumulative effect of adopting SFAS No. 133 at January 1, 2001, was not material to the Company's financial statements. At March 31, 2001, the fair value of the swap was <$226,000>. During the three months ended March 31, 2001 the Company had an unrealized loss on the hedge of $102,000, net of tax, which is included in other comprehensive income.

          I)          Comprehensive Income

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Total other comprehensive loss for the quarter and accumulated other comprehensive loss as of March 31, 2001 is $102,000, net of tax.

ARGUSS COMMUNICATIONS, INC.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, MBT ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

Three Months Ended March 31, 2001, Compared to Three Months Ended March 31, 2000

          The Company had consolidated earnings before interest, taxes, depreciation, amortization and non cash stock compensation (EBITDA) of $2,728,000 for the three months ended March 31, 2001, compared to $6,956,000 for the same period one year ago. For the three months ended March 31, 2001, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 5.6%, compared to 12.6% for the comparable period in 2000. ACG had EBITDA of $3,536,000 for the three months ended March 31, 2001, compared to $7,299,000 for the same period in 2000. ACG achieved an EBITDA margin of 7.8% for the three months ended March 31, 2001 and 14.7% for the three months ended March 31, 2000. The Company had consolidated net loss of $1,867,000 for the three months ended March 31, 2001, compared to a net income of $647,000 for the three months ended March 31, 2000. ACG's weaker EBITDA margin performance, and net loss, in the first quarter of 2001 was attributable to reduced project activity by its largest customer, as well as poor weather conditions in New England and California. ACG's largest customer represented 47% of its net sales for the three months ended March 31, 2000 compared to 14% for the three months ended March 31, 2001.

          Consolidated net sales for the three months ended March 31, 2001 were $48,974,000, compared to $55,044,000 for the three months ended March 31, 2000, a decrease of 11%. Operations owned for at least one year had a net sales decrease of $15,782,000 or 29% for the three months ended March 31, 2001. Operations acquired since March 31, 2000 contributed $9,712,000 of revenue during the three months ended March 31, 2001.

          Consolidated gross profit margin, excluding depreciation, was 17% of sales for the three months ended March 31, 2001, compared to 22% for the three months ended March 31, 2000. The decrease in margins is due to ACG, which experienced both customer and weather related project delays.

          Consolidated selling, general and administrative expenses for the three months ended March 31, 2001 were $5,746,000 or 12% of net sales, compared to $5,106,000 for the three months ended March 31, 2000 or 9% of net sales. The increase in expenses is due primarily from acquisitions made since March 31, 2000. Ongoing operations had a reduced level of selling, general and administrative expenses, but with a reduced level of revenue.

          Depreciation expense increased to $3,222,000 for the three months ended March 31, 2001, compared to $2,366,000 for the three months ended March 31, 2000 due primarily to ACG which made significant equipment acquisitions during calendar year 2000. The equipment is depreciated primarily over sixty months. Depreciation expense from companies acquired after March 31, 2000 was $420,000 during the three months ended March 31, 2001.

          Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $1,798,000 from $1,427,000 from the comparable period one year ago due primarily to acquisitions made since March 31, 2000. Amortization expense of the goodwill related to these acquisitions was $323,000 for the three months ended March 31, 2001.

          Interest expense for the three months ended March 31, 2001 was $1,686,000, compared to $1,227,000 for the comparable period in 2000. The increase is due primarily to ACG acquisitions made since March 31, 2000, which were partially financed through bank lines of credit, and due to increased use of financing lines for the purchase of capital assets. Lower prevailing interest rates on the revolving credit line during the three months ended March 31, 2001, compared to the three months ended March 31, 2000, partially offset the increase in interest expense due to the higher outstanding balances. (See discussion of expanded bank credit facilities in Liquidity and Capital Resources.)

          Income tax benefit was $2,282,000 for the three months ended March 31, 2001, compared to an expense of $1,285,000 in income tax expense for the three months ended March 31, 2000. The effective income tax rate was 55% and 67% or the three months ended March 31, 2001 and 2000, respectively. Goodwill amortization, which is nondeductible for income tax purposes, impacts the effective income tax rate creating an unusual relationship of the expected effective tax rate to pretax income.

Liquidity and Capital Resources

          Net cash provided by operations for the three months ended March 31, 2001 was $7,063,000 compared with cash used in operations of $6,866,000 for the three months ended March 31, 2000. The increase in cash provided by operating activities is due to strong collection of accounts receivable which provided $7,672,000 during the three months ended March 31, 2001. During the three months ended March 31, 2000 accounts receivable used $6,743,000.

          Net cash used for investing activities for the three months ended March 31, 2001 was $2,014,000, compared to $7,172,000 in the comparable period of 2000. During the three months ended March 31, 2001 there was $2,470,000 spent on capital equipment compared to $2,686,000 in 2000. The slight decrease from 2000 reflects timing differences of capital asset purchases. The Company has budgeted a reduced level of expenditure of approximately $10,000,000 for 2001, compared to 2000, when the Company had $17,849,000 in capital expenditures. There were no acquisitions made during the three months ended March 31, 2001 compared to $4,064,000 spent in 2000 for an acquisition. In 2000, pursuant to the provisions of the purchase agreements, $634,000 was paid to former shareholders of acquired companies, no payments were made in 2001.

          Net cash used in financing activities was $5,075,000 for the three months ended March 31, 2001, compared to net cash provided by financing activities of $8,926,000 for the comparable period in 2000. The financing activity in 2001 reflects the repayment of lines of credit from the strong cash flow from operations during the three months ended March 31, 2001.

          The Company has a $120 million revolving credit facility, for which it pledges, as security, the capital stock of its wholly owned subsidiaries and the majority of the Company's assets. The Company uses the credit facility to provide working capital to finance acquisitions, the purchase of capital assets and for other corporate purposes. The Company also has a $30 million, in original notional amount, amortizing five-year term facility with $16 million outstanding at March 31, 2001. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term, maturing on March 19, 2003, and is renewable for up to one additional year. The term facility has an expiration of March 1, 2004.

          To hedge the variable-term loan interest rate risk for the $30 million, in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. The purpose of the hedge is to provide a measure of stability in the volatile environment of interest rates. The Company's interest rate swap agreement in place is designated as cash flow hedge.

          During the three months ended March 31, 2001, the Company's receipts under the interest rate swap aggregated $42,000. At March 31, 2001, the fair value of the swap, which expires with the maturity of the debt on March 1, 2004, was <$226,000>. Adoption of SFAS No. 133, was not material to the financial statements. During the three months ended March 31, 2001 the Company had an unrealized loss on the hedge of $111,000, net of tax.

          The Company's borrowings are limited to a multiple of EBITDA. At March 31, 2001 the Company had $51,000,000 remaining in its credit facility. Of that amount, at March 31, 2001 $16,000,000 was available to borrow for operations with the remainder available for acquisitions.

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

          In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable-term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $16,000,000 variable rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA.

          Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one-percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $160,000. The earnings and cash flow impact for the next year resulting from a one-percentage point increase interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

ARGUSS COMMUNICATIONS, INC.

PART II

Other Information

          Items 1, 2, 4 and 5: Not Applicable.

Item 3     Exhibits

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

Item 6:     Exhibits and Reports on form 8-K

                 None.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arguss Communications, Inc.

May 11, 2001	By:	\s\ Rainer H. Bosselmann
Rainer H. Bosselmann
Chief Executive Officer

May 11, 2001	By:	\s\ Arthur F. Trudel
Arthur F. Trudel
Principal Financial Officer and Principal Accounting Officer