Form 10-Q
period 2001-06-30
ARGUSS COMMUNICATIONS INC
filed 2001-08-03
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2001         Commission File Number:  0-19589

ARGUSS COMMUNICATIONS, INC.
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

As of August 3, 2001, there were 14,519,944 shares of Common Stock, $ .01 par value per share, outstanding.

ARGUSS COMMUNICATIONS, INC.

INDEX

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2001	Dec. 31, 2000
Assets

Current assets:
Cash	$ 331,000	$ 474,000
Restricted cash from customer advances	25,000	303,000
Accounts receivable trade, net of allowance for doubtful accounts of $392,000 and $343,000 in 2001 and 2000, respectively	43,599,000	57,133,000
Costs and earnings in excess of billings	12,380,000	18,156,000
Inventories	4,586,000	4,610,000
Other current assets	1,987,000	2,690,000

Total current assets	62,908,000	83,366,000

Property, plant and equipment, net	44,461,000	47,851,000
Goodwill, net	123,797,000	127,393,000

	$ 231,166,000	$ 258,610,000

Liabilities and Stockholders' Equity

Current liabilities:

Current portion of long-term debt	$ 7,214,000	$ 7,322,000
Short-term borrowings	58,209,000	70,246,000
Accounts payable	12,028,000	19,731,000
Billings in excess of costs and earnings	69,000	470,000
Customer advances	-	4,000
Accrued expenses and other liabilities	10,752,000	10,223,000
Deferred income taxes	229,000	261,000

Total current liabilities	88,501,000	108,257,000

Other liabilities	74,000	-
Long-term debt, excluding current portion	9,128,000	12,688,000
Deferred income taxes	4,377,000	4,377,000

Total liabilities	102,080,000	125,322,000

Stockholders' equity:
Common stock $.01 par value	145,000	144,000
Additional paid-in capital	114,535,000	113,860,000
Retained earnings	14,545,000	19,284,000
Accumulated comprehensive loss	<139,000>	-

Total stockholders' equity	129,086,000	133,288,000

	$ 231,166,000	$ 258,610,000

The accompanying notes are an integral part of these financial statements.

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net sales	$ 48,463,000	$ 67,109,000	$ 97,437,000	$ 122,153,000
Cost of sales, excluding depreciation	36,922,000	48,364,000	77,366,000	91,312,000

Gross profit, excluding depreciation	11,541,000	18,745,000	20,071,000	30,841,000

Selling, general and administrative expenses	6,277,000	5,371,000	12,023,000	10,476,000
Depreciation	3,209,000	2,744,000	6,432,000	5,110,000
Goodwill amortization	1,798,000	1,661,000	3,597,000	3,087,000
Non-cash stock compensation	5,000	136,000	176,000	139,000
Engineering and development expenses	154,000	264,000	367,000	501,000

Operating income <loss>	98,000	8,569,000	<2,524,000>	11,528,000

Other income <expense>:
Interest and other income	78,000	64,000	236,000	266,000
Interest expense	<1,473,000>	<1,719,000>	<3,159,000>	<2,948,000>

Income <loss> before income taxes	<1,297,000>	6,914,000	<5,447,000>	8,846,000
Income tax <expense> benefit	<1,575,000>	<3,138,000>	707,000	<4,423,000>

Net Income <loss>	<$2,872,000>	$3,776,000	<$4,740,000>	$4,423,000

Earnings <loss> per common share:
-- basic	<$.20>	$.27	<$.33>	$.33

-- diluted	<$.20>	$.26	<$.33>	$.32

Weighted average shares outstanding:
-- basic	14,489,000	13,881,000	14,458,000	13,465,000

-- diluted	14,489,000	14,553,000	14,458,000	13,968,000

The accompanying notes are an integral part of these financial statements.

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income <loss>	<$4,740,000>	$ 4,423,000

Adjustments to reconcile net income <loss> to net cash provided by <used in> operating activities:
Depreciation	6,432,000	5,110,000
Goodwill amortization	3,597,000	3,087,000
Non-cash stock compensation	176,000	139,000

Changes in assets and liabilities:
Accounts receivable	13,534,000	<13,528,000>
Costs and earnings in excess of billings	6,050,000	<10,292,000>
Inventories	24,000	<177,000>
Other current assets	982,000	<712,000>
Accounts payable	<7,702,000>	<3,246,000>
Billings in excess of costs and earnings	<401,000>	2,067,000
Accrued expenses and other liabilities	584,000	3,472,000

Net cash provided by (used in) operating activities	18,536,000	<9,657,000>

Cash flows from investing activities:
Additions to property, plant and equipment	<3,588,000>	<9,142,000>
Disposal of property, plant and equipment	546,000	435,000
Additional payment to former shareholders of acquired companies	-	<799,000>
Purchase of telecom services companies, net	-	<16,055,000>

Net cash used in investing activities	<3,042,000>	<25,561,000>

Cash flows from financing activities:
Proceeds from <repayments of> lines of credit	<12,037,000>	32,569,000
Net repayments of long-term debt	<3,668,000>	<3,112,000>
Issuance of common stock	68,000	493,000

Net cash provided by <used in> financing activities	<15,637,000>	29,950,000

Net decrease in cash	<143,000>	<5,268,000>

Cash at beginning of period	474,000	5,498,000

Cash at end of period	$ 331,000	$ 230,000

(continued)

ARGUSS COMMUNICATIONS, INC.
CONSOLIDATED
STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
	Six Months Ended June 30,
	2001	2000

Supplemental disclosures of cash paid <received> for:
Interest	$3,041,000	$ 2,571,000
Corporate income taxes	<1,410,000>	6,533,000

Supplemental disclosure of investing and financing activities:

Fair value of assets acquired:

Accounts receivable		$ 8,586,000
Other current assets		44,000
Inventory		816,000
Property and equipment		4,354,000

Total non-cash assets		13,800,000

Liabilities		<4,943,000>
Long-term debt		<5,034,000>

Net non-cash assets acquired		3,823,000

Cash acquired		116,000

Fair value of net assets acquired		3,939,000
Excess of costs over fair value of net assets acquired		28,323,000

Purchase price		$ 32,262,000

Common stock issued		$ 16,207,000
Cash paid		16,171,000
Cash acquired		<116,000>

Purchase price		$ 32,262,000

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

          In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

          C)     Goodwill

          Goodwill is amortized using a twenty-year amortization period. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses the estimated undiscounted cash flow of the business enterprise over the remaining life of the asset in determining whether the asset is recoverable.

          In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residential values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

          The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

          Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

          In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill (and equity-method goodwill) is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

          And finally, any unamortized negative goodwill (and negative equity-method goodwill) existing at the date Statement 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

          As of the date of adoption of July 1, 2001, the Company has unamortized goodwill in the amount of $123,797,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6,668,000 and $3,597,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

          D)     Earnings per Share

          Basic earnings <loss> per common share are computed by dividing net income <loss> available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings <loss> per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants and other contingently issuable shares. Diluted earnings <loss> per common share are computed by dividing net income <loss> by the weighted average number of common shares and all dilutive securities. During the three and six months ended June 30, 2001, the Company reported a loss. Consequently, the Company did not give effect to potentially dilutive securities in the calculation of loss per share, as the result would have been anti-dilutive.

	For the Three Months Ended June 30:

	2001			2000
	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	<$.20>	14,489,000	<$2,872,000>	$.27	13,881,000	$3,776,000
Effect of stock options and warrants	-	-	-	<.01>	672,000	-

Diluted	<$.20>	14,489,000	<$2,872,000>	$.26	14,553,000	$3,776,000

	For the Six Months Ended June 30:

	2001			2000
	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	<$.33>	14,458,000	<$4,740,000>	$.33	13,465,000	$4,423,000
Effect of stock options and warrants	-	-	-	<.01>	503,000	-

Diluted	<$.33>	14,458,000	<$4,740,000>	$.32	13,968,000	$4,423,000

          The following securities that could potentially dilute future earnings per common share were not included in the above computations of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended June 30:	Six Months Ended June 30:

2000	1,837,000	1,592,000
2001	3,079,000	3,079,000

          E)     Contract Accounting

          The retainage included in accounts receivable, representing amounts withheld by contract with respect to ACG accounts receivable, was $3,131,000 and $7,227,000 at June 30, 2001 and December 31, 2000, respectively. The Company expects to collect substantially all the retainage within one year.
	June 30, 2001	December 31, 2000

Costs incurred on uncompleted contracts	$ 93,346,000	$129,847,000
Estimated earnings	16,365,000	29,880,000

	109,711,000	159,727,000
Less: Billings to date	97,400,000	142,041,000

	$ 12,311,000	$ 17,686,000

Included in accompanying balance sheets under the following caption:
Costs and earnings in excess of billings	$ 12,380,000	$ 18,156,000

Billings in excess of costs and earnings	<69,000>	<470,000>

Net	$ 12,311,000	$ 17,686,000

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

	Three Months Ended June 30, 2001
	Telecom Services	Manufacturing	All Other	Total

External sales	$ 46,505,000	$1,958,000	-	$ 48,463,000
Cost of sales, excluding depreciation	34,978,000	1,944,000	-	36,922,000

Gross profit, excluding depreciation	11,527,000	14,000	-	11,541,000
Operating expenses, excluding depreciation	5,259,000	809,000	209,000	6,277,000
Depreciation	3,177,000	27,000	5,000	3,209,000
Goodwill amortization	1,798,000	-	-	1,798,000
Non-cash compensation expense	5,000	-	-	5,000
Engineering and development	-	154,000	-	154,000
Interest and other income	<56,000>	<4,000>	<18,000>	<78,000>
Interest expense	1,397,000	76,000	-	1,473,000

Pretax <loss>	<$53,000>	<$1,048,000>	<$196,000>	<$1,297,000>

Capital expenditures	$ 1,574,000	$ -	-	$ 1,574,000

Property, plant and equipment, net	$ 43,354,000	$1,100,000	$ 7,000	$ 44,461,000

Total assets	$221,554,000	$8,279,000	$ 1,333,000	$231,166,000

Total liabilities	$ 80,887,000	$8,569,000	$12,624,000	$102,080,000

	Three Months Ended June 30, 2000
	Telecom Services	Manufacturing	All Other	Total

External sales	$ 61,257,000	$ 5,852,000	-	$ 67,109,000
Cost of sales, excluding depreciation	43,966,000	4,398,000	-	48,364,000

Gross profit, excluding depreciation	17,291,000	1,454,000	-	18,745,000
Operating expenses, excluding depreciation	4,139,000	1,234,000	<2,000>	5,371,000
Depreciation	2,702,000	40,000	2,000	2,744,000
Goodwill amortization	1,661,000	-	-	1,661,000
Non-cash compensation expense	59,000	-	77,000	136,000
Engineering and development	-	264,000	-	264,000
Interest and other income	<60,000>	<4,000>	-	<64,000>
Interest expense	1,663,000	56,000	-	1,719,000

Pretax income <loss>	$ 7,127,000	<$136,000>	<$77,000>	$ 6,914,000

Capital expenditures	$ 6,451,000	$ 5,000	-	$ 6,456,000

Property, plant and equipment, net	$ 43,803,000	$ 1,201,000	$ 19,000	$ 45,023,000

Total assets	$246,383,000	$10,946,000	$ 996,000	$258,325,000

Total liabilities	$113,705,000	$ 8,890,000	$11,250,000	$133,845,000

	Six Months Ended June 30, 2001
	Telecom Services	Manufacturing	All Other	Total

External sales	$ 91,800,000	$5,637,000	-	$ 97,437,000
Cost of sales, excluding depreciation	72,168,000	5,198,000	-	77,366,000

Gross profit, excluding depreciation	19,632,000	439,000	-	20,071,000
Operating expenses, excluding depreciation	9,977,000	1,835,000	211,000	12,023,000
Depreciation	6,369,000	55,000	8,000	6,432,000
Goodwill amortization	3,597,000	-	-	3,597,000
Non-cash compensation expense	100,000	-	76,000	176,000
Engineering and development	-	367,000	-	367,000
Interest and other income	<208,000>	<10,000>	<18,000>	<236,000>
Interest expense	3,000,000	159,000	-	3,159,000

Pretax <loss>	<$3,203,000>	<$1,967,000>	<$277,000>	<$5,447,000>

Capital expenditures	$ 3,573,000	$ 15,000	-	$ 3,588,000

Property, plant and equipment, net	$ 43,354,000	$1,100,000	$ 7,000	$ 44,461,000

Total assets	$221,554,000	$8,279,000	$ 1,333,000	$231,166,000

Total liabilities	$ 80,887,000	$8,569,000	$12,624,000	$102,080,000

	Six Months Ended June 30, 2000
	Telecom Services	Manufacturing	All Other	Total

External sales	$110,828,000	$11,325,000	-	$122,153,000
Cost of sales, excluding depreciation	82,668,000	8,644,000	-	91,312,000

Gross profit, excluding depreciation	28,160,000	2,681,000	-	30,841,000
Operating expenses, excluding depreciation	7,908,000	2,574,000	<6,000>	10,476,000
Depreciation	5,026,000	79,000	5,000	5,110,000
Goodwill amortization	3,087,000	-	-	3,087,000
Non-cash compensation expense	62,000	-	77,000	139,000
Engineering and development	-	501,000	-	501,000
Interest and other income	<259,000>	<7,000>	-	<266,000>
Interest expense	2,823,000	124,000	1,000	2,948,000

Pretax income <loss>	$ 9,513,000	<$ 590,000>	<$77,000>	$ 8,846,000

Capital expenditures	$ 9,132,000	$8,000	$ 2,000	$ 9,142,000

Property, plant and equipment, net	$ 43,803,000	$ 1,201,000	$ 19,000	$ 45,023,000

Total assets	$246,383,000	$10,946,000	$ 2,996,000	$258,325,000

Total liabilities	$113,705,000	$ 8,890,000	$11,250,000	$133,845,000

          G)     Bank Financing

          The Company has a $120 million revolving credit facility, for which it pledges, as security, the capital stock of its wholly owned subsidiaries and the majority of the Company's assets. The Company uses the credit facility to provide working capital to finance acquisitions, the purchase of capital assets and for other corporate purposes. The Company also has a $30 million, in original notional amount, amortizing five-year term facility with $14,250,000 outstanding at June 30, 2001. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term maturing on March 19, 2003, and is renewable for up to one additional year. The term facility has an expiration of March 1, 2004.

          H)     Income Taxes

          Goodwill amortization, which is nondeductible for income tax purposes, is added back to pretax income or loss creating an unusual relationship of the expected effective tax rate to pretax income or loss. In the quarter ended June 30, 2001, the Company determined that it could not make a reliable estimate of its annual effective income tax rate. Accordingly, the effective tax rate used is based on the year to date results of operations. A relatively small change in the Company's ordinary pre-tax income could produce a relatively large change in the Company's effective income tax rate. To calculate the income tax provision for the period ending June 30, 2001, the Company applied its 38.25% marginal tax rate to its year-to-date pretax loss plus nondeductible goodwill amortization, calculating a year-to-date tax benefit of $707,000. In 2000, the Company's marginal tax rate was applied to year-to-date pretax income plus nondeductible goodwill amortization calculating an expense of $4,423,000.

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

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

          The Company had consolidated earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $5,188,000 for the three months ended June 30, 2001, compared to $13,174,000 for the same period one year ago. For the three months ended June 30, 2001, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 10.7%, compared to 19.6% for the comparable period in 2000. ACG had EBITDA of $6,325,000 for the three months ended June 30, 2001, compared to $13,212,000 for the same period in 2000. ACG achieved an EBITDA margin of 13.6% for the three months ended June 30, 2001 and 21.6% for the three months ended June 30, 2000. ACG's reduced EBITDA margin was combined with reduced volumes as discussed below.

          The Company had a consolidated net loss of $2,872,000 for the three months ended June 30, 2001, compared to net income of $3,776,000 for the three months ended June 30, 2000. The Company's results were negatively impacted by lower revenues at both ACG and Conceptronic. ACG has experienced reduced project activity as telecommunications customers have slowed their system buildouts. Several of Conceptronic's customers cancelled and delayed orders as the manufacturing sector and electronics industries have slowed.

          Consolidated net sales for the three months ended June 30, 2001 were approximately $48,463,000, compared to approximately $67,109,000 for the three months ended June 30, 2000, a decrease of 28%. Acquisitions contributed $5,640,000 to revenue for the three months ended June 30, 2001. Operations owned for at least one year had a net sales decrease of $24,826,000 or 36% for the three months ended June 30, 2001.

          Consolidated gross profit margin, excluding depreciation, was 24% of sales for the three months ended June 30, 2001, compared to 28% for the three months ended June 30, 2000. Gross profit margins, excluding depreciation, declined from 28% to 25% at ACG, and from 25% to 1% at Conceptronic from the three months ended June 30, 2000 to the three month period ended June 30, 2001. Reduced volumes have had a negative impact on margins.

          Consolidated selling, general and administrative expenses for the three months ended June 30, 2001 were $6,277,000 or 13% of net sales, compared to $5,371,000 or 8% of net sales for the three months ended June 30, 2000. Acquisitions contributed $404,000 of increased and selling general and administrative expenses in 2001. Conceptronic reduced selling, general and administrative expenses by $425,000 through cost controls introduced in response to the decrease in revenues. Excluding reserves for doubtful accounts of $583,000 during the three months ended June 30, 2001, compared to none in the three months ended June 30, 2000, selling general and administrative expenses increased $344,000 or 8% in ACG and all other operations owned one year.

          Depreciation expense increased to $3,209,000 for the three months ended June 30, 2001, compared to $2,744,000 for the three months ended June 30, 2000 due primarily to ACG which made significant equipment acquisitions during calendar year 2000. Equipment is depreciated over sixty months. Depreciation expense from companies acquired after June 30, 2000 was $179,000 during the three months ended June 30, 2001.

          Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $1,798,000 from $1,661,000 from the comparable period one year ago due primarily to acquisitions made in 2000. Amortization expense on the goodwill related to these acquisitions was $119,000 for the three months ended June 30, 2001.

          Interest expense for the three months ended June 30, 2001 was $1,473,000, compared to $1,719,000 for the comparable period in 2000. ACG interest expense decreased for the three months ended June 30, 2001. Lower overall borrowings and lower prevailing interest rates, which were approximately 200 basis points lower during 2001 than in 2000, contributed to Arguss achieving $426,000 in interest expense savings. Interest expense on acquisitions contributed $180,000 primarily offsetting this savings.

          Income tax expense was $1,575,000 for the three months ended June 30, 2001, compared to $3,138,000 in income tax expense for the three months ended June 30, 2000. Goodwill amortization, which is nondeductible for income tax purposes, is added back to pretax income or loss creating an unusual relationship of the expected effective tax rate to pretax income or loss. In the quarter ended June 30, 2001, the Company determined that it could not make a reliable estimate of its annual effective income tax rate. Accordingly, the effective tax rate used is based on the year to date results of operations. A relatively small change in the Company's ordinary pre-tax income could produce a relatively large change in the Company's effective income tax rate. To calculate an income tax provision for the period ending June 30, 2001 the Company applied its 38.25% marginal tax rate to its year-to-date pretax loss plus nondeductible goodwill amortization, deriving a year-to-date income tax benefit at June 30, 2001 of $707,000. In 2000, the marginal tax rate was applied to year-to-date pretax income plus nondeductible goodwill amortization. For the three months ended June 30, the company had an effective tax rate of <121%> in 2001 and 45% in 2000.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

          The Company had consolidated earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $7,917,000 for the six months ended June 30, 2001, compared to $20,130,000 for the same period one year ago. For the six months ended June 30, 2001, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 8%, compared to 16% for the comparable period in 2000. ACG had EBITDA of $9,863,000 for the six months ended June 30, 2001, compared to $20,511,000 for the same period in 2000. ACG achieved an EBITDA margin of 11% for the six months ended June 30, 2001 and 19% for the six months ended June 30, 2000. ACG's weaker EBITDA margin performance was due primarily to reduced volumes as discussed below.

          The Company had a consolidated net loss of $4,740,000 for the six months ended June 30, 2001, compared to a net income of $4,423,000 for the six months ended June 30, 2000. The Company's results were negatively impacted by lower revenue volume at both ACG and Conceptronic. ACG has experienced reduced project activity as telecommunications customers have slowed their system buildouts. Several of Conceptronic's customers cancelled and delayed orders as the manufacturing sector and electronics industries have slowed.

          Consolidated net sales for the six months ended June 30, 2001 were approximately $97,437,000, compared to approximately $122,153,000 for the six months ended June 30, 2000, a decrease of 20%. Acquisitions contributed $15,532,000 of revenue during the six months ended June 30, 2001. Operations owned for at least one year had a net sales decrease of $40,068,000 or 33% for the six months ended June 30, 2001.

          Consolidated gross profit margin, excluding depreciation, was 21% of sales for the six months ended June 30, 2001, compared to 25% for the six months ended June 30, 2000. Gross profit margins, excluding depreciation, declined from 25% to 21% at ACG, and from 24% to 8% at Conceptronic from the six months ended June 30, 2000 to the six month period ended June 30, 2001. Reduced volumes have had a negative impact on margins.

          Consolidated selling, general and administrative expenses for the six months ended June 30, 2001 were $12,023,000 or 12% of net sales, compared to $10,476,000 or 9% of net sales for the six months ended June 30, 2000. Acquisitions contributed $1,257,000 of increased and selling general and administrative expenses in 2001. Conceptronic reduced selling, general and administrative expenses by $739,000 through cost controls introduced in response to the decrease in revenues. Excluding reserves for doubtful accounts of $726,000 during the six months ended June 30, 2001, compared to none in the six months ended June 30, 2000, selling general and administrative expenses increased $303,000 or 4% in ACG and all other operations owned one year.

          Depreciation expense increased to $6,432,000 for the six months ended June 30, 2001, compared to $5,110,000 for the six months ended June 30, 2000 due primarily to ACG which made significant equipment acquisitions during calendar year 2000. The equipment is depreciated over sixty months. Depreciation expense from companies acquired after June 30, 2000 was $603,000 during the six months ended June 30, 2001.

          Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $3,597,000 from $3,087,000 from the comparable period one year ago due primarily to acquisitions made subsequently to June 30, 2000. Amortization expense of the goodwill related to these acquisitions was $442,000 for the six months ended June 30, 2001.

          Interest expense for the six months ended June 30, 2001 was $3,159,000, compared to $2,948,000 for the comparable period in 2000. Lower overall borrowings and lower prevailing weighted average interest rates, which were approximately 200 basis points lower during the six months ended June 30, 2001 than in the six months ended June 30, 2000, contributed to Arguss achieving $371,000 in interest savings. Interest expense on acquisitions contributed $582,000, offsetting this savings.

          Arguss had an income tax benefit of $707,000 for the six months ended June 30, 2001 compared to $4,423,000 of income tax expense in 2000. Goodwill amortization, which is nondeductible for income tax purposes, is added back to pretax income or loss creating an unusual relationship of the expected effective tax rate to pretax income or loss. In the quarter ended June 30, 2001, the Company determined that it could not make a reliable estimate of its annual effective income tax rate. Accordingly, the effective tax rate used is based on the year to date results of operations. A relatively small change in the Company's ordinary pre-tax income could produce a relatively large change in the Company's effective income tax rate. To calculate an income tax provision for the period ending June 30, 2001 the Company applied its 38.25% marginal tax rate to its year-to-date pretax loss plus nondeductible goodwill amortization, deriving a year-to-date income tax benefit at June 30, 2001 of $707,000. In 2000, the marginal tax rate was applied to year-to-date pretax income plus nondeductible goodwill amortization. For the six months ended June 30, the company had an effective tax rate of 13% in 2001 and 50% in 2000.

Liquidity and Capital Resources

          Net cash provided by operations for the six months ended June 30, 2001 was $18,536,000 compared with $9,657,000 of cash used by operations for the six months ended June 30, 2000. The increase in cash provided by operating activities was due primarily to strong cash receipts on accounts receivable and also improved billing that reduced costs and earnings in excess of billings. Reduced revenues during the six months ended June 30, 2001 compared to 2000 also contributed to lower working capital needs. The net loss during the six months ended June 30, 2001 offset, in part, the strong cash collections.

          Net cash used for investing activities for the six months ended June 30, 2001 was $3,042,000, compared to $25,561,000 the comparable period of 2000. Of the 2000 investing activities, $16,055,000 was used to make acquisitions compared to none in 2001 when no acquisitions were made. In 2000, pursuant to the provisions of the purchase agreements, $799,000 was paid to former shareholders of acquired companies, compared to none in 2001. In 2001, $3,588,000 was spent on capital equipment acquisitions compared to $9,142,000 in 2000. The decrease in capital expenditures is due to management reducing capital budgets in light of decreased customer activity. The Company has budgeted approximately $5,000,000 in capital expenditures in 2001 compared to $17,849,000 spent during the entire year of 2000.

          Net cash used in financing activities was $15,637,000 for the six months ended June 30, 2001, compared to net cash provided by financing activities of $29,950,000 for the comparable period in 2000. In 2001, the Company used its strong cash flow from operating activities to paydown amounts borrowed on lines of credit. In 2000, the Company used its credit lines to finance acquisitions and capital expenditures.

          The Company has a $120 million revolving credit facility, for which it pledges the capital stock of its wholly owned subsidiaries and the majority of the Company's assets. The Company uses the credit facility to provide working capital to finance acquisitions and the purchase of capital assets and for other corporate purposes. The Company also has a $30 million, in original notional amount, amortizing five-year term facility with $14,250,000 remaining at June 30, 2001. Under the provisions of the credit agreement, borrowings are limited to a multiple of the Company's adjusted EBITDA. Amounts borrowed under the line bear interest either as a relationship to the London Interbank Offered Rate ("LIBOR"), plus 1.25% to 2.25%, or to the Prime Rate plus up to 1.00%, as determined by the ratio of the Company's total funded debt to EBITDA. The Company also incurs a commitment fee on the unused portion of the loan at a rate of up to 0.50%, as determined by the ratio of the Company's total funded debt to EBITDA. The revolving line of credit has an initial term, maturing on March 19, 2003, and is renewable for up to one additional year. The term facility has an expiration of March 1, 2004.

          To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. The purpose of the hedge is to provide a measure of stability in the volatile environment of interest rates. The Company's interest rate swap agreement in place is designated as a cash flow hedge. During the six months ended June 30, 2001, the company's receipts under the interest rate swap aggregated $70,000. At June 30, 2001, the fair value of the swap, which expires with a maturity of the term debt on March 1, 2004, was <$227,000>.

          On January 1, 2001, the Company adopted SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 was not material to the Company's financial statements. During the six months ended June 30, 2001, the Company had an unrealized loss on the hedge of $139,000 net of tax.

          The Company's borrowings are limited to a multiple of EBITDA. At June 30, 2001, the Company has $62,000,000 remaining in its credit facility. Of that at June 30, 2001, $4,000,000 was available to borrow for operations, with the remainder available for acquisitions.

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

          In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable-term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $14,250,000 variable-rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. The Company continues to incur interest expense for the bank's applicable margins ranging from 1.25% to 2.25% above LIBOR as determined by the ratio of the Company's total funded debt to EBITDA.

          Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed-rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $143,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase interest rates would be neutral because of the cash flow received from the swaps. All of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next four years thereby diminishing the impact of market valuations on hedges.

ARGUSS COMMUNICATIONS, INC.

PART II
Other Information

Items 1, 2, and 5:  Not Applicable.
Item 3.	Exhibits

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

Item 4.	Submission of Matters to a Vote of Security Holders

          The Company held its annual meeting of stockholders in Washington, D.C. on May 16, 2001. The following sets forth matters submitted to a vote of the stockholders at the annual meeting:

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

          Mr. Bosselmann was elected by a vote of 9,432,027 shares, with 2,396,751 votes withheld. Messrs. Jordan, Levinson, Perkins and Quinn were elected by a vote of 9,444,077 shares, with 2,384,701 votes withheld. Mr. Prime was elected by a vote of 9,434,327 shares, with 2,394,451 votes withheld. Mr. Winslow was elected by a vote of 9,189.081 shares, with 2,639,697 votes withheld.

(b)     The stockholders ratified the appointment of KPMG to audit the financial statements of the Company and its subsidiaries for the year ending December 31, 2001, by a vote of 11,809,350 shares of common stock, with 6,472 shares of common stock voting against and 12,956 shares of common stock abstaining.

SIGNATURES

Arguss Communications, Inc.

August 3, 2001	By:	\s\ Rainer H. Bosselmann Rainer H. Bosselmann Chief Executive Officer

August 3, 2001	By:	\s\ Arthur F. Trudel Arthur F. Trudel Principal Financial Officer and Principal Accounting Officer