Form 10-Q
period 2001-09-30
ARGUSS COMMUNICATIONS INC
filed 2001-11-14
CIK 879986

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Quarterly Report under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2001        Commission File Number:  0-19589

ARGUSS COMMUNICATIONS, INC.

(formerly "Arguss Holdings, Inc.") (Exact name of Registrant as specified in its Charter)

Delaware	02-0413153

(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

One Church Street, Suite 302, Rockville, Maryland	20850

(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code:	301-315-0027

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:	X	No:

As of November 1, 2001, there were 14,519,944 shares of Common Stock, $ .01 par value per share, outstanding.

ARGUSS COMMUNICATIONS, INC.

INDEX

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Sept. 30, 2001	Dec. 31, 2000

Assets

Current assets:
Cash	$ 4,340,000	$ 474,000
Restricted cash from customer advances	3,000	303,000
Accounts receivable trade, net of allowance for doubtful accounts of $544,000 and $343,000 in 2001 and 2000, respectively	45,811,000	57,133,000
Costs and earnings in excess of billings	11,773,000	18,156,000
Inventories	4,279,000	4,610,000
Other current assets	1,618,000	2,690,000

Total current assets	67,824,000	83,366,000

Property, plant and equipment, net	40,703,000	47,851,000
Goodwill, net	121,999,000	127,393,000

	$ 230,526,000	$ 258,610,000

Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt	$ 12,970,000	$ 7,322,000
Short-term borrowings	60,000,000	70,246,000
Accounts payable	11,051,000	19,731,000
Billings in excess of costs and earnings	141,000	470,000
Customer advances	-	4,000
Accrued expenses and other liabilities	12,340,000	10,223,000
Deferred income taxes	229,000	261,000

Total current liabilities	96,731,000	108,257,000

Other liabilities	111,000	-
Long-term debt, excluding current portion	1,497,000	12,688,000
Deferred income taxes	4,377,000	4,377,000

Total liabilities	102,716,000	125,322,000

Stockholders' equity:
Common stock $.01 par value	145,000	144,000
Additional paid-in capital	114,233,000	113,860,000
Retained earnings	13,942,000	19,284,000
Common stock subscribed	(279,000)	-
Accumulated comprehensive loss	(231,000)	-

Total stockholders' equity	127,810,000	133,288,000

	$ 230,526,000	$ 258,610,000

The accompanying notes are an integral part of these financial statements.

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Net sales	$49,251,000	$78,532,000	$146,688,000	$200,685,000
Cost of sales, excluding depreciation	36,972,000	56,261,000	114,338,000	147,573,000

Gross profit, excluding depreciation	12,279,000	22,271,000	32,350,000	53,112,000

Selling, general and administrative expenses	5,789,000	5,794,000	17,808,000	16,270,000
Depreciation	3,085,000	3,016,000	9,517,000	8,127,000
Goodwill amortization	1,798,000	1,786,000	5,394,000	4,874,000
Non-cash stock compensation	(22,000)	193,000	154,000	332,000
Engineering and development expenses	94,000	309,000	460,000	809,000

Operating income (loss)	1,535,000	11,173,000	(983,000)	22,700,000

Other income (expense):
Interest and other income	20,000	134,000	252,000	400,000
Interest expense	(1,418,000)	(2,090,000)	(4,577,000)	(5,036,000)

Income (loss) before income taxes	137,000	9,217,000	(5,308,000)	18,064,000
Income tax (expense)	(740,000)	(4,609,000)	(33,000)	(9,032,000)

Net Income (loss)	($603,000)	$ 4,608,000	($5,341,000)	$ 9,032,000

Earnings (loss) per common share:
- basic	($.04)	$.32	($.37)	$.66

- diluted	($.04)	$.31	($.37)	$.63

Weighted average shares outstanding:
- basic	14,489,000	14,205,000	14,458,000	13,779,000

- diluted	14,489,000	14,908,000	14,458,000	14,343,000

The accompanying notes are an integral part of these financial statements.

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept. 30,

	2001	2000

Cash flows from operating activities:
Net income (loss)	($5,341,000)	$ 9,032,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,517,000	8,127,000
Goodwill amortization	5,394,000	4,874,000
Non-cash stock compensation	154,000	332,000
Changes in assets and liabilities:
Accounts receivable	11,322,000	(20,994,000)
Costs and earnings in excess of billings	6,679,000	(14,058,000)
Inventories	331,000	110,000
Other current assets	1,072,000	(32,000)
Accounts payable	(8,680,000)	370,000
Billings in excess of costs and earnings	(329,000)	2,638,000
Accrued expenses and other liabilities	1,837,000	6,060,000

Net cash provided by (used in) operating activities	21,956,000	(3,541,000)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,985,000)	(13,052,000)
Proceeds from disposal of property, plant and equipment	1,616,000	-
Additional payment to former shareholders of acquired companies	-	(799,000)
Purchase of telecom services companies, net	-	(17,166,000)

Net cash used in investing activities	(2,369,000)	(31,017,000)

Cash flows from financing activities:
Proceeds from (repayments of) lines of credit	(10,254,000)	36,524,000
Net repayments of long-term debt	(5,535,000)	(6,004,000)
Issuance of common stock	68,000	1,422,000

Net cash provided by (used in) financing activities	(15,721,000)	31,942,000

Net increase (decrease) in cash	3,866,000	(2,616,000)

Cash at beginning of period	474,000	5,498,000

Cash at end of period	$ 4,340,000	$ 2,882,000

(continued)

ARGUSS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended Sept. 30,

	2001	2000

Supplemental disclosures of cash paid (received) for:
Interest	$ 4,630,000	$ 4,764,000
Corporate income taxes	(1,405,000)	7,105,000

Supplemental disclosure of investing and financing activities:

Fair value of assets acquired:

Accounts receivable		$11,923,000
Other current assets		714,000
Inventory		874,000
Property and equipment		4,780,000

Total non-cash assets		18,291,000

Liabilities		(6,866,000)
Long-term debt		(7,203,000)

Net non-cash assets acquired		4,222,000

Cash acquired		116,000

Fair value of net assets acquired		4,338,000
Excess of costs over fair value of net assets acquired		31,993,000

Purchase price		$36,331,000

Common stock issued		$17,175,000
Cash paid		17,166,000
Cash acquired		-
Amounts due to former shareholders of acquired companies		995,000
Common stock issuable to former shareholders of acquired companies		995,000

Purchase price		$36,331,000

The accompanying notes are an integral part of these consolidated financial statements.

ARGUSS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

          A)     Organization

          The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, MBT. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

          B)     Basis for Presentation

          As permitted by the rules of the Securities and Exchange Commission (the "Commission") applicable to quarterly reports on Form 10-Q, these notes are condensed and do not contain all disclosures required by accounting principles generally accepted in the United States. Reference should be made to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 7, 2001.

          In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

          D)     Earnings per Share

          Basic earnings (loss) per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants and other contingently issuable shares. Diluted earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities. During the three and nine months ended September 30, 2001, the Company reported a loss. Consequently, the Company did not give effect to potentially dilutive securities in the calculation of loss per share, as the result would have been anti-dilutive.

	For the Three Months Ended September 30:

	2001			2000

	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	($.04)	14,489,000	($603,000)	$.32	14,205,000	$4,608,000
Effect of stock options and warrants	-	-	-	(.01)	665,000	- .
Effect of additional shares to be issued for purchase of telecom services Company				- .	38,000	-

Diluted	($.04)	14,489,000	($603,000)	$.31	14,908,000	$4,608,000

	For the Nine Months Ended September 30:

	2001			2000

	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	($.37)	14,458,000	($5,341,000)	$.66	13,779,000	$9,032,000
Effect of stock options and warrants	-	-	-	(.03)	540,000	- .
Effect of additional shares to be issued for purchase of telecom services Company	-	-	-	-	24,000	-

Diluted	($.37)	14,458,000	($5,341,000)	$.63	14,343,000	$9,032,000

          The following securities and stock options that could potentially dilute future earnings per common share were not included in the above computations, because to do so would have been anti-dilutive:
Three Months Ended	Nine Months Ended
Sept. 30, 2001	Sept. 30, 2001

3,445,000	3,476,000

          E)     Contract Accounting

          The retainage included in accounts receivable, representing amounts withheld by contract with respect to ACG accounts receivable, was $2,112,000 and $7,227,000 at September 30, 2001 and December 31, 2000, respectively. The Company expects to collect substantially all the retainage within one year.
	Sept. 30, 2001	December 31, 2000

Costs incurred on uncompleted contracts	$87,024,000	$129,847,000
Estimated earnings	15,338,000	29,880,000

	102,362,000	159,727,000
Less: Billings to date	90,730,000	142,041,000

	$11,632,000	$ 17,686,000

Included in accompanying balance sheets under the following caption:
Costs and earnings in excess of billings	$11,773,000	$ 18,156,000

Billings in excess of costs and earnings	(141,000)	(470,000)

Net	$11,632,000	$ 17,686,000

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

          The Company's two reportable segments are telecom services and manufacturing. The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, MBT. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

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

	Three Months Ended Sept. 30, 2001

	Telecom
	Services	Manufacturing	All Other	Total

External sales	$ 48,079,000	$1,172,000	-	$ 49,251,000
Cost of sales, excluding depreciation	35,747,000	1,225,000	-	36,972,000

Gross profit, excluding depreciation	12,332,000	(53,000)	-	12,279,000
Operating expenses, excluding depreciation	5,185,000	706,000	(102,000)	5,789,000
Depreciation	3,058,000	26,000	1,000	3,085,000
Goodwill amortization	1,798,000	-	-	1,798,000
Non-cash compensation expense	-	-	(22,000)	(22,000)
Engineering and development	-	94,000	-	94,000
Interest and other income	(19,000)	(1,000)	-	(20,000)
Interest expense	1,160,000	94,000	164,000	1,418,000

Pretax (loss)	$ 1,150,000	($972,000)	($41,000)	($137,000)

Capital expenditures	$ 395,000	$ 1,000	$ 1,000	$ 397,000

Property, plant and equipment, net	$ 39,622,000	$1,076,000	5,000	$ 40,703,000

Total assets	$218,755,000	$6,831,000	$ 4,940,000	$230,526,000

Total liabilities	$ 76,938,000	$8,091,000	$17,687,000	$102,716,000

	Three Months Ended September 30, 2000

	Telecom
	Services	Manufacturing	All Other	Total

External sales	$ 73,490,000	$ 5,042,000	-	$ 78,532,000
Cost of sales, excluding depreciation	52,292,000	3,969,000	-	56,261,000

Gross profit, excluding depreciation	21,198,000	1,073,000	-	22,271,000
Operating expenses, excluding depreciation	4,644,000	1,150,000	-	5,794,000
Depreciation	2,974,000	40,000	2,000	3,016,000
Goodwill amortization	1,786,000	-	-	1,786,000
Non-cash compensation expense	79,000	-	114,000	193,000
Engineering and development	-	309,000	-	309,000
Interest and other income	(125,000)	(9,000)	-	(134,000)
Interest expense	2,004,000	86,000	-	2,090,000

Pretax income (loss)	$ 9,836,000	($503,000)	($116,000)	$ 9,217,000

Capital expenditures	$ 8,741,000	$ 2,000	-	$ 8,743,000

Property, plant and equipment, net	$ 45,574,000	$ 1,164,000	$ 15,000	$ 46,753,000

Total assets	$267,640,000	$10,712,000	$ 2,431,000	$280,783,000

Total liabilities	$124,959,000	$ 9,158,000	$14,836,000	$148,953,000

	Nine Months Ended Sept. 30, 2001

	Telecom
	Services	Manufacturing	All Other	Total

External sales	$139,878,000	$6,810,000	-	$146,688,000
Cost of sales, excluding depreciation	107,914,000	6,424,000	-	114,338,000

Gross profit, excluding depreciation	31,964,000	386,000	-	32,350,000
Operating expenses, excluding depreciation	15,162,000	2,541,000	105,000	17,808,000
Depreciation	9,426,000	81,000	10,000	9,517,000
Goodwill amortization	5,394,000	-	-	5,394,000
Non-cash compensation expense	100,000	-	54,000	154,000
Engineering and development	-	460,000	-	460,000
Interest and other income	(226,000)	(11,000)	(15,000)	(252,000)
Interest expense	4,159,000	253,000	165,000	4,577,000

Pretax (loss)	($2,051,000)	($2,938,000)	($319,000)	($5,308,000)

Capital expenditures	$ 3,968,000	$ 16,000	$ 1,000	$ 3,985,000

Property, plant and equipment, net	$ 39,622,000	$1,076,000	$ 5,000	$ 40,703,000

Total assets	$218,755,000	$6,831,000	$ 4,940,000	$230,526,000

Total liabilities	$ 76,938,000	$8,091,000	$17,687,000	$102,716,000

	Nine Months Ended September 30, 2000

	Telecom
	Services	Manufacturing	All Other	Total

External sales	$184,318,000	$16,367,000	-	$200,685,000
Cost of sales, excluding depreciation	134,960,000	12,613,000	-	147,573,000

Gross profit, excluding depreciation	49,358,000	3,754,000	-	53,112,000
Operating expenses, excluding depreciation	12,546,000	3,724,000	-	16,270,000
Depreciation	7,999,000	119,000	9,000	8,127,000
Goodwill amortization	4,874,000	-	-	4,874,000
Non-cash compensation expense	141,000	-	191,000	332,000
Engineering and development	-	809,000	-	809,000
Interest and other income	(384,000)	(16,000)	-	(400,000)
Interest expense	4,827,000	209,000	-	5,036,000

Pretax income (loss)	$ 19,355,000	($1,091,000)	($200,000)	$ 18,064,000

Capital expenditures	$ 13,040,000	$ 10,000	$ 2,000	$ 13,052,000

Property, plant and equipment, net	$ 45,574,000	$ 1,164,000	$ 15,000	$ 46,753,000

Total assets	$267,640,000	$10,712,000	$ 2,431,000	$280,783,000

Total liabilities	$124,959,000	$ 9,158,000	$14,836,000	$148,953,000

          G)     Bank Financing

          As of September 30, 2001, the Company was in violation of certain financial covenants in its syndicated credit agreement. Arguss has entered into an agreement with its lenders whereby its lenders agree to forbear their rights under the credit agreement to call Arguss' borrowings through December 31, 2001. As a result, Arguss has classified all of the borrowings under the credit facility as current at September 30, 2001. In addition, Arguss is negotiating with its banks to obtain a permanent restructuring of the syndicated credit agreement. Management expects to have a renegotiated credit agreement in place with its lenders prior to the expiration of the forbearance agreement.

          Under the forbearance agreement, Arguss has agreed to a reduction in available revolving credit from $120,000,000 to $70,000,000 and to a prohibition against LIBOR based borrowing. Also under the agreement, Arguss has agreed to pay a forbearance fee of $165,000, which was accrued for at September 30, 2001. Under the provisions of the forbearance, all borrowings under the revolving credit facility and the five-year term facility will bear interest at prime rate plus 2%.

          At September 30, 2001, the Company has $60,000,000 outstanding under the revolving credit facility with $10,000,000 remaining available. The Company also has a $30 million, in original notional amount, amortizing five-year term facility with $12,500,000 outstanding at September 30, 2001.

          H)     Income Taxes

          Goodwill amortization, which is nondeductible for income tax purposes, is added back to pretax income or loss to determine taxable income, thus creating an unusual relationship of the expected effective tax rate to pretax income or loss. The Company has determined that, because of the current volatility of the telecom market, it cannot make a reliable estimate of its annual effective income tax rate. Accordingly, the tax rate used is based on the year to date results of operations. To calculate the income tax provision for the period ending September 30, 2001, the Company applied its marginal tax rate to its year-to-date pretax loss plus nondeductible goodwill amortization, calculating a year-to-date tax expense of $33,000. In 2000, the tax expense was determined by applying the Company's estimated effective tax rate for he year to year-to-date pretax income calculating an expense of $9,032,000. A relatively small change in the Company's pre-tax income could produce a relatively large change in the Company's effective income tax rate.

ARGUSS COMMUNICATIONS, INC.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          The Company conducts its operations through its wholly owned subsidiaries, Arguss Communications Group, MBT. ("ACG") and Conceptronic, Inc. ("Conceptronic"). ACG is a leading provider of telecommunications infrastructure services including project management, design, engineering, construction and maintenance for Internet, telecommunications and broadband service providers. Conceptronic manufactures and sells highly advanced, computer-controlled equipment used in the surface mount electronics circuit assembly industry ("SMT").

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

          The Company had consolidated earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $6,416,000 for the three months ended September 30, 2001, compared to $16,302,000 for the same period one year ago. For the three months ended September 30, 2001, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 13.0%, compared to 20.8% for the comparable period in 2000. ACG had EBITDA of $7,166,000 for the three months ended September 30, 2001, compared to $16,679,000 for the same period in 2000. ACG achieved an EBITDA margin of 14.9% for the three months ended September 30, 2001 and 22.7% for the three months ended September 30, 2000. ACG's reduced EBITDA margin performance was due primarily to reduced volumes, as discussed below. Due to the significant non-cash expenses the Company incurs, management utilizes EBITDA as a valuable measurement of performance.

          The Company had a consolidated net loss of $603,000 for the three months ended September 30, 2001, compared to net income of $4,609,000 for the three months ended September 30, 2000. The Company's results were negatively impacted by lower revenues at both ACG and Conceptronic. ACG has experienced reduced project activity as telecommunications customers have slowed their system buildouts. Conceptronic's customers have significantly reduced orders as the manufacturing sector and electronics industries have slowed. For the three months ended September 30, 2001, ACG had pretax profit of $1,151,000 which was offset by a pretax loss of $972,000 by Conceptronic.

          Consolidated net sales for the three months ended September 30, 2001 were $49,251,000, compared to $78,532,000 for the three months ended September 30, 2000, a decrease of 37%. Acquisitions contributed $692,000 to revenue for the three months ended September 30, 2001. Operations owned for at least one year had a net sales decrease of $29,973,000 or 38% for the three months ended September 30, 2001. ACG experienced at 34% organic decline in sales while Conceptronic's sales decrease was $3,870,000 or 77%.

          Consolidated gross profit margin, excluding depreciation, was 25% of sales for the three months ended September 30, 2001, compared to 28% of sales for the three months ended September 30, 2000. Gross profit margins, excluding depreciation, declined from 29% to 26%, or a decrease of $9 million at ACG, and from 21% to (5%), or a decrease of $1.1 million at Conceptronic from the three months ended September 30, 2000 to the three month period ended September 30, 2001. Reduced volumes have had a negative impact on margins.

          Consolidated selling, general and administrative expenses for the three months ended September 30, 2001 were $5,789,000 or 12% of net sales, compared to $5,794,000 or 7% of net sales for the three months ended September 30, 2000. Acquisitions contributed $178,000 of increased and selling general and administrative expenses during the three months ended September 30, 2001. Conceptronic reduced selling, general and administrative expenses by $444,000 through cost controls introduced in response to the decrease in revenues. Excluding the impact of acquisitions and also of bad debt expenses of $321,000 during the three months ended September 30, 2001, compared to none in the three months ended September 30, 2000, ACG did not have a significant increase in selling general and administrative expenses. ACG has embarked on an aggressive cost containment program, which should have a positive impact on future financial results.

          Depreciation expense increased to $3,085,000 for the three months ended September 30, 2001, compared to $3,016,000 for the three months ended September 30, 2000. Acquisitions contributed $22,000 of increased depreciation expenses in 2001.

          Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $1,798,000 from $1,786,000 from the comparable period one year ago due primarily to acquisitions made in 2000. Amortization expense on the goodwill related to these acquisitions was $14,000.

          Interest expense for the three months ended September 30, 2001 was $1,418,000, compared to $2,090,000 for the comparable period in 2000. Lower prevailing interest rates, which were approximately 225 basis points lower during the three months ended September 30, 2001 compared with the same period in 2000, contributed to Arguss achieving $365,000 in interest expense savings. During the three months ended September 30, 2001, Arguss had average outstanding borrowings of $75,000,000 compared with $98,000,000 during the three months ended September 30, 2000. The lower average borrowing contributed to the remainder of Arguss' reduced interest expense.

          Income tax expense was $740,000 for the three months ended September 30, 2001, compared to $4,609,000 in income tax expense for the three months ended September 30, 2000. Goodwill amortization, which is nondeductible for income tax purposes, is added back to pretax income or loss creating an unusual relationship of the expected effective tax rate to pretax income or loss. A relatively small change in the Company's pre-tax income could produce a relatively large change in the Company's effective income tax rate. The Company has determined, because of the current volatility in the telecom market, that it cannot make a reliable estimate of its annual effective income tax rate. Accordingly, the tax rate used for the third quarter tax provision is based on the year to date results of operations. To calculate an income tax provision for the period ending September 30, 2001 the Company applied its marginal tax rate to its year-to-date pretax loss plus nondeductible goodwill amortization, deriving a year-to-date income tax expense at September 30, 2001 of $33,000. From this, the tax expense for the six months ended June 30 was deducted resulting in an income tax expense of $740,000 for the three months ended September 30, 2001. In 2000, the expense was determined by applying the estimated effective tax rate for the year to year-to-date pretax income. For the three months ended September 30, 2001, the company had an effective tax rate of (1%) in 2001 and 50% in 2000.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

          The Company had consolidated earnings before interest expense, taxes, depreciation, amortization and non-cash stock compensation (EBITDA) of $14,334,000 for the nine months ended September 30, 2001, compared to $36,433,000 for the same period one year ago. For the nine months ended September 30, 2001, EBITDA, as a percentage of consolidated net sales (EBITDA margin), was 10%, compared to 18% for the comparable period in 2000. ACG had EBITDA of $17,028,000 for the nine months ended September 30, 2001, compared to $37,196,000 for the same period in 2000. ACG achieved an EBITDA margin of 12% for the nine months ended September 30, 2001 and 20% for the nine months ended September 30, 2000. ACG's weaker EBITDA margin performance was due primarily to reduced volumes as discussed below.

          The Company had a consolidated net loss of $5,341,000 for the nine months ended September 30, 2001, compared to a net income of $9,032,000 for the nine months ended September 30, 2000. The Company's results were negatively impacted by lower revenue volume at both ACG and Conceptronic. ACG has experienced reduced project activity as telecommunications customers have slowed their system buildouts. Conceptronic's customers have significantly reduced orders as the manufacturing sector and electronics industries have slowed. For the nine months ended September 30, 2001, ACG and Conceptronic had respective pretax losses of $2,051,000 and $2,938,000.

          Consolidated net sales for the nine months ended September 30, 2001 were $146,688,000, compared to approximately $200,685,000 for the nine months ended September 30, 2000, a decrease of 26%. Acquisitions contributed $16,044,000 of revenue during the nine months ended September 30, 2001. Operations owned for at least one year had a net sales decrease of $70,041,000 or 35% for the nine months ended September 30, 2001. ACG experienced a $60,484,000 or 33% organic decline in sales while Conceptronic's sales decrease was $9,557,000 or 56%.

          Consolidated gross profit margin, excluding depreciation, was 22% of sales for the nine months ended September 30, 2001, compared to 26% of sales for the nine months ended September 30, 2000. Gross profit margins, excluding depreciation, declined from 27% to 23%, or a decrease of $17 million at ACG, and from 23% to 6% or a decrease of $3.4 million at Conceptronic from the nine months ended September 30, 2000 to the nine month period ended September 30, 2001. Reduced volumes have had a negative impact on margins.

          Consolidated selling, general and administrative expenses for the nine months ended September 30, 2001 were $17,808,000 or 12% of net sales, compared to $16,270,000 or 8% of net sales for the nine months ended September 30, 2000. Acquisitions contributed $1,606,000 of increased and selling general and administrative expenses in 2001. Conceptronic reduced selling, general and administrative expenses by $1,183,000 through cost controls introduced in response to the decrease in revenues. Excluding bad debt expenses of $1,047,000 during the nine months ended September 30, 2001, compared to none in the nine months ended September 30, 2000, selling general and administrative expenses decreased $37,000 in ACG entities owned one year. ACG has embarked on an aggressive cost containment program which should have a positive impact on its future costs of doing business.

          Depreciation expense increased to $9,517,000 for the nine months ended September 30, 2001, compared to $8,127,000 for the nine months ended September 30, 2000 due primarily to ACG which made significant equipment acquisitions during calendar year 2000. The equipment is depreciated over sixty months. Depreciation expense from companies acquired after September 30, 2000 was $604,000 during the nine months ended September 30, 2001. ACG made significant equipment acquisitions during calendar year 2000.

          Goodwill amortization, which is calculated using a twenty-year amortization period, increased to $5,394,000 from $4,874,000 from the comparable period one year ago due primarily to acquisitions made throughout 2000. Amortization expense of the goodwill related to these acquisitions was $430,000 for the nine months ended September 30, 2001.

          Interest expense for the nine months ended September 30, 2001 was $4,577,000, compared to $5,036,000 for the comparable period in 2000. Lower prevailing weighted average interest rates, which were approximately 125 basis points lower during the nine months ended September 30, 2001 than in the nine months ended September 30, 2000, contributed to Arguss achieving $459,000 in interest savings. Average outstanding borrowings were comparable between the two periods.

          Income tax expense was $33,000 for the nine months ended September 30, 2001 compared to $9,032,000 of income tax expense in 2000. Goodwill amortization, which is nondeductible for income tax purposes, is added back to pretax income or loss creating an unusual relationship of the expected effective tax rate to pretax income or loss. A relatively small change in the Company's pre-tax income could produce a relatively large change in the Company's effective income tax rate. The Company has determined that, because of the current volatility in the telecom market, it cannot make a reliable estimate of its annual effective income tax rate. Accordingly, the tax rate used is based on the year to date results of operations. To calculate an income tax provision for the period ending September 30, 2001 the Company applied its marginal tax rate to its year-to-date pretax loss plus nondeductible goodwill amortization, deriving a year-to-date income tax expense at September 30, 2001 of $33,000. In 2000, the expense was determined by applying the estimated effective tax rate for the year to year-to-date pretax income. For the nine months ended September 30, the company had an effective tax rate of 1% in 2001 and 50% in 2000.

Liquidity and Capital Resources

          Net cash provided by operations for the nine months ended September 30, 2001 was $21,956,000 compared with $3,541,000 of cash used by operations for the nine months ended September 30, 2000. The increase in cash provided by operating activities was due primarily to strong cash receipts on accounts receivable. Reduced project activity during the nine months ended September 30, 2001 compared to 2000 contributed to a reduction of costs in excess of billings. The net loss during the nine months ended September 30, 2001 was mitigated by the Company's substantial non-cash expenses.

          Net cash used for investing activities for the nine months ended September 30, 2001 was $2,369,000, compared to $31,017,000 in the comparable period of 2000. Of the 2000 investing activities, $17,166,000 was used to make acquisitions compared to none in 2001. In 2000, pursuant to the provisions of certain purchase agreements, $799,000 was paid to former shareholders of acquired companies, compared to none in 2001. In 2001, $3,985,000 was spent on capital equipment acquisitions compared to $13,052,000 in 2000. The decrease in capital expenditures is due to management reducing capital budgets in light of decreased customer construction activity. The Company has budgeted approximately $5,000,000 in capital expenditures in 2001 compared to $17,849,000 spent during the entire year of 2000.

          Net cash used in financing activities was $15,721,000 for the nine months ended September 30, 2001, compared to net cash provided by financing activities of $31,942,000 for the comparable period in 2000. In 2001, the Company used its strong cash flow from operating activities to paydown amounts borrowed on lines of credit. In 2000, the Company used its credit lines to finance acquisitions and capital expenditures.

          As of September 30, 2001, the Company was in violation of certain financial covenants in its syndicated credit agreement. Arguss has entered into an agreement with its lenders whereby its lenders agree to forbear their rights under the credit agreement to call Arguss' borrowings through December 31, 2001. As a result, Arguss has classified all of the borrowings under the credit facility as current at September 30, 2001. In addition, Arguss is negotiating with its banks to obtain a permanent restructuring of the syndicated credit agreement. Management expects to have a renegotiated credit agreement in place with its lenders prior to the expiration of the forbearance agreement.

           Under the forbearance agreement, Arguss has agreed to a reduction in available revolving credit from $120,000,000 to $70,000,000 and to a prohibition against LIBOR based borrowing. Also under the agreement, Arguss has agreed to pay a forbearance fee of $165,000, which was accrued for at September 30, 2001. Under the provisions of the forbearance, all borrowings under the revolving credit facility and the five-year term facility will bear interest at prime rate plus 2%.

          At September 30, 2001, the Company has $60,000,000 outstanding under the revolving credit facility with $10,000,000 remaining available. The Company also has a $30 million, in original notional amount, amortizing five-year term facility with $12,500,000 outstanding at September 30, 2001.

          To hedge the variable-term loan interest rate risk for $30 million in original notional amount, five-year, term financing facility, the Company has entered into an interest rate swap pursuant to which it pays fixed interest at a rate of 5.78% and receives variable interest on the same notional amount. The purpose of the hedge is to provide a measure of stability in the volatile environment of interest rates. The Company's interest rate swap agreement in place is designated as a cash flow hedge. During the nine months ended September 30, 2001, the Company's receipts under the interest rate swap aggregated $5,000. At September 30, 2001, the fair value of the swap, which expires with the maturity of the term debt on March 1, 2004, was a liability of $374,000.

Recent Accounting Pronouncements

          On January 1, 2001, the Company adopted SFAS No. 133 "Accounting For Derivative Instruments and Hedging Activities." Adoption of SFAS No. 133 was not material to the Company's financial statements. During the nine months ended September 30, 2001, the Company had an unrealized loss on the hedge of $231,000 net of tax.

          In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies those criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residential values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

          The Company was required to adopt the provisions of Statement 141 as of July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

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

          As of the date of adoption of July 1, 2001, the Company had unamortized goodwill in the amount of $123,797,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $6,668,000 and $5,394,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

          In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies". This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. The Company is currently reviewing this provision and will adopt it on July 1, 2002.

          In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company is currently reviewing this provision and will adopt it on January 1, 2002.

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

          In the ordinary course of business, the Company is exposed to interest rate risk. To reduce variable-term loan interest rate risk, the Company has entered into an interest rate swap in the same notional amount, term and interest rate relationship to LIBOR as the Company's $12,500,000 variable-rate term loan. Arguss pays a fixed interest rate of 5.78% pursuant to the interest rate swap. Under the provisions of the forbearance agreement, the Company incurs interest at the Prime Rate plus 2%.

          Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without actually changing the debt instrument. For fixed-rate debt, interest rate changes affect the fair value, but do not impact earnings or cash flow. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value, but do impact future earnings and cash flow. A one percentage point decrease in interest rates would decrease the fair value of interest rate swaps by approximately $125,000. The earnings and cash flow impact for the next year resulting from a one percentage point increase in interest rates would be neutral because of the cash flow received from the swaps. Under the current syndicated credit agreement all of the principal of the variable rate debt subject to the interest rate swap would be repaid over the next three years thereby diminishing the impact of market valuations on hedges.

ARGUSS COMMUNICATIONS, INC.

PART II
Other Information

          Items 1, 2, 4, and 5:  Not Applicable.
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

10(r)	Forbearance and Modification Agreement dated November 7, 2001 by and between Arguss Communications, Inc. and Bank of America.

     SIGNATURES

Arguss Communications, Inc.

November 14, 2001	By:	\s\ Rainer H. Bosselmann
Rainer H. Bosselmann
Chief Executive Officer

November 14, 2001	By:	\s\ Arthur F. Trudel
Arthur F. Trudel
Principal Financial Officer and Principal Accounting Officer